Form 10-Q
period 1996-09-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1996-12-06
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________



                         Commission file number 0-21519
                                                -------

               International Telecommunication Data Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Delaware                                                       06-1295986
--------------------------------------------------------------------------    ----------------------------------------------
     (State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

                           225 High Ridge Road                                                    06905
--------------------------------------------------------------------------    ----------------------------------------------
                (Address of principal executive offices)                                       (Zip Code)



Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at November 22, 1996
-----------------------------------------   -----------------------------------
       Common Stock, $.01 par value                   8,412,504 shares


               International Telecommunication Data Systems, Inc.

                                    Form 10-Q




                                      Index

Part I.  Financial Information                                                                                    Page No.
Item 1. Financial Statements (unaudited)

   Balance sheet--September 30, 1996 and December 31, 1995..............................................................1

   Statement of operations--three months and nine months
      ended September 30, 1996 and 1995.................................................................................3

   Statement of cash flows--nine months ended
      September 30, 1996 and 1995.......................................................................................4

   Notes to financial statements........................................................................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results...............................................7

Part II.  Other Information

Item 1.  Legal Proceedings.............................................................................................10

Item 2.  Changes in Securities.........................................................................................10

Item 3.  Defaults Upon Senior Securities...............................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................10

Item 5.  Other Information.............................................................................................11

Item 6.  Exhibits and Reports on Form 8-K..............................................................................11

         Signatures....................................................................................................12



Part I. Financial Information

Item 1. Financial Statements

               International Telecommunication Data Systems, Inc.
                                  Balance Sheet


                                                                                           September 30        December 31
                                                                                               1996                1995
                                                                                        ---------------------------------------
                                                                                            (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents                                                                $   625,670           $1,172,692
   Short-term investments                                                                       344,415              295,069
   Accounts receivable                                                                        2,704,650            1,348,787
   Prepaid expenses, including income taxes in 1996                                             684,542              279,942
   Deferred income taxes                                                                         52,000               20,256
                                                                                        ---------------------------------------
Total current assets                                                                          4,411,277            3,116,746



Property and equipment
   Computers, including leased property under capital leases of $2,552,289 and
     $1,275,366, respectively                                                                 2,960,468            1,642,697
   Furniture and fixtures, including leased property under capital leases of $33,119
                                                                                                 90,015               90,015
   Trade booth                                                                                   37,809               37,809
   Equipment, including leased property under capital leases of $53,508
     and $20,882, respectively                                                                   62,558               29,933
   Leasehold improvements                                                                        50,566               27,026
                                                                                        ---------------------------------------
                                                                                              3,201,416            1,827,480
   Less: accumulated depreciation and amortization                                            1,207,839              709,911
                                                                                        ---------------------------------------
                                                                                              1,993,577            1,117,569



Other assets:
   Product development costs-at cost, net of accumulated amortization of $491,112 and
     $286,110, respectively                                                                   1,171,134              785,005
   Other                                                                                        288,013              185,563
   Deferred income taxes                                                                         40,000              228,823
                                                                                        ---------------------------------------
                                                                                              1,499,147            1,199,391
                                                                                        ---------------------------------------
Total assets                                                                                 $7,904,001           $5,433,706
                                                                                        =======================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to financial statements.


                                                                                           September 30        December 31
                                                                                               1996                1995
                                                                                        ---------------------------------------
                                                                                            (Unaudited)           (Note)
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                         $   354,856         $   256,001
   Accrued expenses                                                                             343,084             386,137
   Accrued compensation                                                                         612,982             693,386
   Current portion of accrued rent liability                                                     42,922              26,401
   Current maturities of notes payable                                                           18,464              77,198
   Current maturities of long-term debt                                                          69,240              69,240
   Current maturities of capital lease obligations                                              722,276             398,261
                                                                                        ---------------------------------------
Total current liabilities                                                                     2,163,824           1,906,624

Accrued rent liability                                                                           49,926              53,293
Long-term debt                                                                                2,532,993           1,742,033
Capital lease obligations                                                                     1,376,406             695,028
Deferred revenue                                                                                160,000                   -
Other                                                                                           405,572              17,694

Commitments and contingencies                                                                         -                   -

Redeemable Preferred Stock - Class C
   $4,961 par value, cumulative, nonvoting
   250 shares authorized, 129 shares outstanding                                                640,000             640,000

Stockholders' equity
   Preferred Stock - Class A (net of issuance costs) $25,000 par value, noncumulative, nonvoting
     50 shares authorized, 18 shares outstanding                                                      -             400,400
   Preferred Stock - Class B (net of issuance costs)
     $250 par value, noncumulative, nonvoting
     2,000 shares authorized, 1,500 shares outstanding                                                -             327,600
   Preferred Stock, $.01 par value; 2,000,000 shares authorized, none issued                          -                   -
   Common Stock, $.01 par value; 40,000,000 shares authorized, 5,756,447 shares issued and outstanding at September 30, 1996 and 5,124,800 shares issued and 4,875,200
     shares outstanding at December 31, 1995                                                     57,564              51,248
   Additional paid in capital                                                                10,063,090                   -
   Retained earnings (deficit)                                                               (9,545,374)               (184)
   Treasury stock                                                                                     -            (400,030)
                                                                                        ---------------------------------------
Total stockholders' equity                                                                      575,280             379,034
                                                                                        ---------------------------------------
Total liabilities and stockholders' equity                                                   $7,904,001          $5,433,706
                                                                                        =======================================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                            Statements of Operations
                                   (Unaudited)



                                                                     Three months ended                Nine months ended
                                                                        September 30                     September 30
                                                                   1996             1995            1996             1995
                                                              ------------------------------------------------------------------
Revenue                                                           $4,139,061      $2,958,089       $12,003,702      $7,843,859
Costs and expenses:
   Operating expenses                                              1,227,419         809,271         3,075,137       2,003,151
   General, administrative and selling expenses                    2,327,144       1,245,581         5,010,163       3,315,799
   Depreciation and amortization                                     304,934         174,797           742,642         449,905
   Systems development and programming costs                         552,172         327,956         1,516,562         780,717
                                                              ------------------------------------------------------------------
       Total costs and expenses                                    4,411,669       2,557,605        10,344,504       6,549,572
                                                              ------------------------------------------------------------------
Operating income (loss)                                             (272,608)        400,484         1,659,198       1,294,287

Other income                                                           9,160          14,160            21,975          36,965
Interest expense                                                    (118,169)        (77,401)         (336,585)       (313,307)
                                                              ------------------------------------------------------------------

Income (loss) before income tax expense                             (381,617)        337,243         1,344,588       1,017,945
Income tax expense (benefit)                                        (141,838)        106,058           590,162         320,144
                                                              ------------------------------------------------------------------
Income (loss) before extraordinary item                             (239,779)        231,185           754,426         697,801
Extraordinary loss (net of $158,038 tax benefit)                           -               -                 -        (223,696)
                                                              ------------------------------------------------------------------
Net income (loss)                                                $  (239,779)    $   231,185       $   754,426     $   474,105
                                                              ==================================================================

Income per common share:
   Income before extraordinary item                                  $(.04)           $.04              $.12           $ .11
   Extraordinary loss                                                      -          -                     -           (.03)
                                                              ------------------------------------------------------------------
Net income                                                           $(.04)           $.04              $.12           $ .08
                                                              ==================================================================

Shares used in computing income
   per common share                                                6,194,171       6,194,171         6,194,171       6,194,171
                                                              ==================================================================




See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                          Nine months ended September 30
                                                                                              1996              1995
                                                                                        -----------------------------------
Operating activities
Net income before extraordinary loss                                                        $   754,426         $ 697,801
Adjustments to reconcile net income before extraordinary loss to net cash provided by operating activities:
    Depreciation and amortization                                                               742,642           449,905
    Gain on equipment disposal                                                                     (400)                -
    Deferred taxes                                                                              157,079           154,938
    Stock plan compensation expense                                                             634,548                 -
    Change in operating assets and liabilities:
      Accounts receivable                                                                    (1,355,862)         (651,514)
      Prepaid expenses                                                                         (404,599)          (85,221)
      Deferred revenue                                                                          160,000                 -
      Accounts payable, accrued expenses and accrued compensation                               (24,603)          447,306
      Other assets and liabilities, net                                                         (63,070)         (144,855)
                                                                                        -----------------------------------
Net cash provided by operating activities                                                       600,161           868,360

Investing activities
Capital expenditures                                                                            (64,388)          (15,736)
Proceeds from sale of equipment                                                                     400                 -
Purchase of investments                                                                        (349,347)         (291,552)
Proceeds from maturities of investments                                                         300,000           149,286
Product development costs                                                                      (600,920)         (322,892)
                                                                                        -----------------------------------
Net cash used for investing activities                                                         (714,255)         (480,894)

Financing activities
Principal payments on long-term debt and notes payable                                          (92,773)         (308,192)
Principal payments on capital lease obligations                                                (304,155)         (172,190)
Dividends paid                                                                                  (36,000)         (11,2520)
                                                                                        -----------------------------------
Net cash used for financing activities                                                         (432,928)         (491,632)

Net decrease in cash and cash equivalents                                                      (547,022)         (104,166)
Cash and cash equivalents at beginning of period                                              1,172,692           412,250
                                                                                        ===================================
Cash and cash equivalents at end of period                                                 $    625,670         $ 308,084
                                                                                        ===================================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                   $    336,585         $ 313,307
Cash paid during the period for taxes                                                           825,882           319,700

Supplemental disclosure of noncash financing activities:

Capital lease obligations totaling $1,309,549 and $539,108 in the nine months ended September 30, 1996 and 1995, respectively, were incurred for the acquisition of new equipment.




See notes to financial statements.

               International Telecommunication Data Systems, Inc.

                          Notes to Financial Statements

                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Registration Statement on Form S-1 (Registration No. 333-11045) declared effective by the Securities and Exchange Commission ("SEC") on October 24, 1996.

2. Initial Public Offering

The Company completed an initial public offering ("IPO") of its common stock in October 1996. The Company sold 2 million shares at an initial public offering price of $16 per share, resulting in proceeds to the Company of approximately $29.8 million, after deducting underwriting commissions and discounts. In addition, on November 18, 1996 the Company received approximately $3.0 million, net of underwriting commissions and discounts, upon the exercise of the underwriters' over-allotment option to purchase 200,000 shares of Common Stock from the Company in connection with the IPO.

In connection with the IPO, the Company's Certificate of Incorporation authorized the issuance of up to 40,000,000 shares of Common Stock, $.01 par value per share and the issuance of up to 2,000,000 shares of Preferred Stock, $.01 par value per share. Pursuant to a recapitalization the Company was reincorporated in the State of Delaware and an 800-for-1 split of its Common Stock was effected.

A portion of the proceeds from the sale of the Company's Common Stock sold in the IPO was used to retire substantially all of the Company's outstanding debt. In addition, the Company's Class A and B Preferred Stock was retired and the holders of such shares were issued an aggregate of 852,812 post-split shares of the Company's Common Stock and paid an aggregate amount of $825,000. The distribution of the 852,812 shares of the Company's Common Stock valued at $12 per share, for an aggregate of $10,233,744, resulted in a one-time, noncash charge to retained earnings and a corresponding increase to additional paid-in-capital. Further, immediately prior to the IPO, Connecticut Innovations Incorporated ("CII") exercised outstanding warrants to purchase 334,524 post-split shares of the Company's Common Stock at an aggregate purchase price of $822,959. In addition, upon the closing of the IPO all of the outstanding shares of Series C Preferred Stock of the Company (all of which were held by CII) converted into an aggregate of 103,200 shares of Common Stock.

During the quarter ended September 30, 1996, a total of 1,200,000 shares of Common Stock were authorized for issuance under the Company's 1996 Stock Incentive Plan and 1996 Employee Stock Purchase Plan.

3. Income Tax

Income tax provisions for interim periods are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The differences between the effective tax rate and the federal statutory rate is primarily a result of state income taxes.

               International Telecommunication Data Systems, Inc.

4. Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive. Common and common equivalent shares issued during the twelve month period prior to the IPO at prices below the IPO price are included in the calculations, using the treasury stock method, as if they were outstanding for all periods presented.

The weighted average shares for the three and nine months ended September 30, 1995 were based on the equivalent weighted average shares as though the recapitalization discussed in Note 2 occurred prior to that date.

5. Subsequent Event

On November 1, 1996, J. Juliano joined the Company as Executive Vice President, pursuant to his agreement he was awarded 24,000 shares of restricted Common Stock which vests over a four year period.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results


ITDS provides comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. The Company, founded in 1990, uses its robust and flexible proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. The Company provides its services to customers under exclusive contracts with terms typically ranging from three to four years and bills customers monthly, typically on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

In recent years, the telecommunications services industry has experienced rapid growth and dramatic change, ranging from the introduction of such new technologies as cellular, PCS and satellite communications, to new features and services, in a wide variety of combinations and at a great diversity of prices. The Company's systems are designed to respond to the dynamic requirements of this market for cost-effective transactional billing solutions by drawing on the Company's core technology, which does not require significant reconfiguration or customization to be applied across market segments, geographic areas and customer types. The Company's software currently supports both of the two predominant cellular telecommunications protocols, Advanced Mobil Phone Systems ("AMPS"), an analog service predominant in the U.S., and the Global System for Mobile Communications ("GSM"), an international digital service, as well as other emerging digital standards.

The Company's advanced billing and management information system, ITDS 10X, forms the foundation for its integrated suite of applications that provide not only subscriber billing and service support, but also the means to automate subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, credit management, inventory management and data archiving. Its modular system architecture permits providers to draw on those features and functions most appropriate to their specific requirements in a fully-integrated software solution. The Company's software and services allow its customers to address the demands of a rapidly evolving marketplace by enabling them to develop and support innovative rate and feature offerings without the delay and cost associated with reconfiguring their billing and information systems; to identify and respond to subscriber demands through analysis of billing and subscriber databases; to reduce costs with accurate and timely receivables information; and to manage the subscriber relationship in a comprehensive and cost-effective manner.

Revenue. Revenue increased by 40% to $4,139,061 in the third quarter of 1996 from $2,958,089 in the third quarter of 1995. For the nine months ended September 30, 1996 revenue increased by 53% to $12,003,702 from $7,843,859 in the comparable period in 1995. The increases were due primarily to the addition of new customers and the growth of continued revenue from existing customers.

Operating Expenses. Operating expenses increased 51.7% from $809,271 in the third quarter of 1995 to $1,227,419 for the three months ended September 30, 1996, respectively. Operating expenses increased 53.5% from $2,003,151 to $3,075,137 for the September year to date periods of 1995 and 1996. These increases were primarily due to the growth in revenue.

General, Administrative and Selling Expenses. General, administrative and selling expenses increased 86.8% from $1,245,581 to $2,327,144 in the third quarters of 1995 and 1996, respectively. This increase was primarily due to a one time change for compensation to two newly hired employees of $909,548. Other increases in expenses were due to a $97,000 lawsuit settlement, increased office expenses of $46,700, additional rent expense of $30,100 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $167,500.

During the first nine months of 1996, general, administrative and selling expenses increased 51.1% or $1,694,364 from $3,315,799 to $5,010,163 over the comparable period in 1995. The increase included a one time charge for compensation to two employees of $909,548. Other increases were in employee compensation and benefits, including employment agency fees and relocation costs of $601,169, rent expense of $106,159, lawsuit settlement of $97,000 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $173,000.

The Company expects that its general, administrative and selling expenses will increase as it continues to expand its direct sales force and its marketing activities.

Depreciation and Amortization. Depreciation and amortization increased 74.5% from $174,797 in the third quarter of 1995 to $304,934 in the third quarter of 1996. For the nine month period of 1996 depreciation and amortization increased 65.1% over the comparable period in 1995. This increase was primarily due to the purchase of computer equipment and the increased spending on research and development related to the enhancement of the Company's ITDS 10X system to support Unix based file servers and the further development of its integrated billing and management information system.

Systems Development and Programming Costs. Systems development and programming costs increased 68.4% from $327,956 for the three months ended September 30, 1995 to $552,172 in the respective 1996 period, and 94.3% for the first nine months of 1995 from $780,717 to $1,516,562 for the same period in 1996, due primarily to increased programming support required by customers and additional software features offered on the Company's integrated system. As a percentage of revenue, systems development and programming costs increased from 11.09% for the three months ended September 30, 1995 to 13.34% for the same period in 1996, on a year to date basis the percentage increased from 9.95% to 12.63% for comparable periods. These increases were due to additional software features offered and under development by the Company.

Interest Expense. Interest expense increased 52.7% from $77,401 for the third quarter of 1995 to $118,169 in the third quarter of 1996. This increase was the result of additional equipment leases needed to support revenue growth. The increase in interest expense on a year to date basis of 7.4% from $313,307 in 1995 to $336,585 in 1996 was due to additional equipment leases offset by interest cost reductions resulting from the restructuring of debt.

Income Tax Expense. The effective tax rate increased to 37.2% for the three months ended September 30, 1996 from 31.4% for the comparable period in 1995. This increase was due primarily to debt consolidation expense benefits occurring in 1995 which did not recur in 1996.

The effective tax rate increased to 43.9% from 31.5% in 1995. This increase in the effective tax rate was also due primarily to debt consolidation in 1995.

Extraordinary Loss. On June 30, 1995, the Company refinanced existing debt with CII and recorded an extraordinary loss of $223,696, net of $158,038 in tax benefits. Such extraordinary loss was due to a negotiated premium for the acceleration of payments in connection with the early termination of a debt agreement.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of debt and equity securities, cash generated from operations, equipment financing leases and the receipt of the proceeds from the IPO.

In October 1996, the Company utilized the proceeds from the IPO of $29,760,000 to reduce debt as described below. On November 18, 1996 an additional $2,976,000 was received as a result of the exercise of the underwriters over-allotment to purchase 200,000 shares of common stock.

As of September 30, 1996, the Company had $625,670 of cash and cash equivalents, $344,415 in short-term investments, $2,704,650 in net trade accounts receivable, and $2,247,453 of working capital.

Net cash decreased by $547,022 and $104,166 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is principally a result of an increase in accounts receivable and prepaid expenses, product development costs and principal payments on capital lease obligations. Offsetting these uses of funds were increases in depreciation and amortization, deferred revenues and proceeds from the maturities of investments.

With the net proceeds from the IPO, the Company has retired substantially all long-term debt and a significant portion of capital lease obligations.

The Company has an available line of credit, dated September 19, 1996, from First Union Bank in the amount of $250,000, no amounts are currently outstanding under this line. In conjunction with such line of credit, the Company has granted to First Union a security interest in substantially all of its assets other than intellectual property.

The Company believes that its existing capital resources, as well as a line of credit and a letter of credit issued in conjunction with the Company's lease for its principle office space, are adequate to meet its cash requirements for the foreseeable future. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

The Company may seek additional funding through public or private financing. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

To date, inflation has not had a significant impact on the Company's operations.

Certain Factors That May Affect Future Results

This quarterly report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the telecommunication market, the Company's ability to retain existing customers and attract new customers, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's clients and general economic factors.

The Company's quarterly operating results may fluctuate from quarter to quarter depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions.

The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise.

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-11045) declared effective by the SEC on October 24, 1996.

Part II: Other Information

Item 1.

Legal Proceedings

The Company is not a party to any material legal proceedings.


Item 2.

Changes in Securities

On September 27, 1996, ITDS, a Connecticut Corporation was reincorporated as a Delaware Corporation via a merger with and into ITDS, a Delaware Corporation. The reincorporation, effected a change in the Company domicile from Connecticut to Delaware, thereby modifying the rights, preferences and privileges of the Company's outstanding securities.


Item 3.

Defaults Upon Senior Securities

None.


Item 4.

Submission of Matters to a Vote of Security Holders

Actions of Stockholders of ITDS by written consents in lieu of meetings dated September, 1996:

      I. Merger. The Stockholders unanimously approved the merger of ITDS, a Connecticut corporation, ("ITDS (Connecticut)") into ITDS, a Delaware Corporation ("ITDS (Delaware)"), wherein each share of Common
           Stock of ITDS (Connecticut) was converted to 800 shares of Common Stock of ITDS (Delaware), each share of ITDS (Connecticut) Class A Preferred Stock was converted into 29,156 shares of ITDS (Delaware) Common Stock, each share of ITDS (Connecticut) Class B Preferred Stock was converted into 218.67 shares of ITDS (Delaware) Common Stock and each share of ITDS (Connecticut) Series C Preferred Stock was converted into 1 share of ITDS (Delaware) Series C Preferred Stock.

     II. Amended to the Certificate of Incorporation. The Stockholders unanimously approved amendments to the Certificate of Incorporation providing that:

           (A) No adjustment in the number of shares of Common Stock into which the Series C Convertible Preferred Stock is convertible shall be made, by adjustment in the Applicable Conversion Price of the Series C Convertible Preferred Stock in respect of the issuance of Additional Shares of Common Stock or otherwise, (a) unless the consideration per share for an Additional Share of Common Stock issued or deemed to be issued by the Corporation is less than the Applicable Conversion Price in effect on the date of, and immediately before, the issue of such Additional Share of Common Stock, or (b) if prior to such issuance, the Corporation receives written notice from the holders of at least 75% of the then outstanding shares of Series C Preferred Stock agreeing that no such adjustment shall be made as the result of the issuance of Additional Shares of Common Stock.

           (B) "The holders of the Series C Preferred Stock shall have preemptive rights to purchase shares of Series C Preferred Stock hereinafter issued or any securities exchangeable for or convertible into shares of the same Series C Preferred Stock or any warrants or other instruments evidencing rights or options to subscribe for, purchase, or otherwise acquire shares of the same Series C Preferred Stock."

     III. 1996 Stock Incentive Plan. The Stockholders unanimously approved the 1996 Stock Incentive Plan.

     IV. Employee Stock Purchase Plan. The Stockholders unanimously approved the 1996 Employee Stock Option Plan.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27.01 Financial Data Schedule

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           International Telecommunications
                                  Data Systems, Inc.
                       --------------------------------------------
                                     (Registrant)


                    By           /s/ Mark D. Spitzer
                       --------------------------------------------
                                    Mark D. Spitzer
                               Executive Vice President
                               (Chief Financial Officer)