Form 10-K
period 1996-12-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1997-02-28
CIK 867889

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 [No Fee Required]
      For the transition period from                   to
                           Commission File No. 0-21519
               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware
  (State or other jurisdiction of                        06-1295986
  incorporation or organization)              (I.R.S. Employer Identification No.)

       225 High Ridge Road,
       Stamford, Connecticut                                06905
  (Address of principal executive offices)               (Zip Code)

     (203) 329-3300 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]



   The aggregate market value of voting Common Stock held by nonaffiliates of the registrant as of February 26, 1997:



   Common Stock, $.01 par value -- $90,710,240.63



   The number of shares outstanding of the issuer's common stock as of February 26, 1997:



   Common Stock, $.01 par value -- 8,436,941 shares


                               -----------------
                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement relating to the Annual Meeting of
Stockholders to be held April 8, 1997 are incorporated by reference into Part III of this Report.
================================================================================

Item 1--Business


   ITDS is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. The Company uses its robust and flexible proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. The Company provides its services to customers under exclusive contracts with terms typically ranging from three to four years, and bills customers monthly, typically on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

   In recent years, the telecommunications services industry has experienced rapid growth and dramatic change, ranging from the introduction of such new technologies as cellular, PCS and satellite communications, to new features and services, in a wide variety of combinations and at a great diversity of prices. The Company's systems are designed to respond to the dynamic requirements of this market for cost-effective transactional billing solutions by drawing on the Company's core technology, which does not require significant reconfiguration or customization to be applied across market segments, geographic areas and customer types. The Company's software currently supports both of the two predominant cellular telecommunications protocols, Advanced Mobil Phone Systems ("AMPS"), an analog service predominant in the U.S., and the Global System for Mobile Communication ("GSM"), an international digital service, as well as other emerging digital standards.

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


Industry Background



  General
   The U.S. telecommunications industry currently generates approximately $208 billion in annual revenue and has experienced rapid change and greatly increased competition in recent years. Deregulation and rapid technological advances are resulting in convergence of previously separate segments of the telecommunications market. Markets that were once rigidly segmented by service within geographical areas are converging into a single, world-wide communications market, which includes both traditional service providers and a variety of new participants. Each segment of these converging markets is experiencing significant growth, increased complexity in service offerings and greater competition.



   Rapidly evolving technical changes have dramatically increased the features and services available to subscribers. These changes have ranged from the evolution of entirely new communications media, such as satellite transmission, to innovative services, such as PCS, to a rapidly evolving and growing range of services and features. For example, many cellular providers are now offering such innovative features as group ringing, which initiates a call on all of an individual's lines (whether business, personal or mobile) and connects the call as soon as one line is answered, and cell site sensitive billing, which, for example, enables carriers to apply local wireline rates for calls to or from a cellular telephone within the vicinity of the subscriber's home or business and apply cellular rates elsewhere. Improved switching technology is permitting local exchange telecommunications services providers to offer a variety of new features and services to their subscribers such as call delivery beyond the subscriber's home area, call waiting, voice mail and others.

   Internationally, privatization and deregulation are resulting in similar increases in competition, the emergence of newly authorized telecommunications providers, and the provision of additional features over a variety of media.


  Wireless Communications
   The Cellular Telecommunications Industry Association ("CTIA") estimates that the number of cellular subscribers in the United States increased from 500,000 in June 1986 to 38.2 million in June 1996. In the twelve months ended June 1996, cellular providers generated more than $21 billion in revenue in the United States, while in 1995, paging providers generated approximately $4 billion in revenue from approximately 34 million subscribers. In addition to growth in the cellular telephone market, the emergence of new wireless communications technologies and services, such as PCS and satellite-based telephony, is expected to increase the quality and capabilities of wireless communications, including, to varying degrees, seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity.



  Other Segments
   Other segments of the telecommunications services industry are experiencing similar change and convergence. Wireline providers, including providers of local, long-distance, network access and related services, provide services to approximately 155 million customers in the U.S., generating more than $163 billion in 1995. Deregulation has spurred the creation of new entrants in both the local and long distance market and has increased competitive pricing pressures among all providers. Regional Bell Operating Companies (RBOCs) and long-distance providers compete with providers of wireless services through the purchase of cellular companies and PCS licenses, while wireline providers are pursuing opportunities in the cable market. At the same time, utility companies are leveraging their existing electrical and fiber optic infrastructures to provide telecommunications services to their customers. In addition, on-line service providers, including companies such as Prodigy, America Online and CompuServe, have generated a large and rapidly growing market for the provision of a range of services including electronic mail, news, and other information, as well as home shopping and access to the Internet.



  Traditional Transactional Billing
   Transactional billing is the process of matching specific calling events with a subscriber database. Historically, this was primarily a billing process, used in order to generate invoices for wireless, long- distance and local service by individual and business users. In light of the competitive and price pressures faced by service providers, and the proliferation of service features and pricing options within the telecommunications services industry, the billing function is continuing to evolve from primarily a service support function to a marketing and revenue enhancement device used to differentiate the increasingly fungible services offered by providers. Transactional billing is becoming an increasingly significant interface with the subscriber, and is therefore a critical element of attracting, communicating with, and retaining customers.


   Many telecommunications services providers in the U.S. have traditionally used transactional billing systems developed internally or through cooperative joint ventures for operation on a provider's mainframe computer. These "legacy" systems typically are difficult to maintain and modify, and often do not meet the multiple and evolving needs of a service provider. In legacy systems, introduction of changes in parameters such as price and service often requires significant reconfiguration or reprogramming. These traditional means of billing and monitoring service have proven inadequate to respond to the evolving and dynamic requirements of the telecommunications services marketplace. The enormous growth in the number of subscribers, and the proliferation and range of services offered, require highly capable, flexible and scalable support systems, which can adequately support the size and nature of customer offerings on a cost effective basis.


   Other service providers have elected to out-source billing and management information-related functions because of the significant level of technological expertise and capital resources required to implement systems successfully. In addition, many emerging telecommunications services providers lack any transactional billing infrastructure at all. One of the primary challenges that these newer service providers face is to bring new services to market quickly. They typically focus their capital resources on developing networking and switching technology and on creating marketable services rather than on creating billing systems. These providers typically seek to outsource the billing functions because efficient flexible billing solutions are often too costly and time consuming to develop internally.


The ITDS Solution



   The Company's solution is based upon an integrated software system that not only provides reliable and accurate transactional billing and management information support, but also includes the means to automate subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, credit management, automation of inventory management, and data archiving on a fully-integrated basis, running in either single or multiple telecommunications services markets, including cellular, paging, long distance and satellite. In comparison with traditional solutions, the Company's software and services:



   (bullet) permit providers to develop, validate, implement and support rate changes without the corresponding requirement to develop or change support systems, reducing the time to introduce new marketing or sales strategies;



   (bullet) permit providers to introduce new features or combinations of features, either directly or with others, on a timely basis;



   (bullet) assure that providers have immediate access to multiple databases on a fully-integrated basis, to improve marketing and sales planning;



   (bullet) deliver accurate, timely and useful billing information to customers, regardless of mix or change in level of service and rates, to facilitate customer attraction and retention; and



   (bullet) improve providers' cash flows and reduce bad debt by detecting fraud and delivering accurate and timely receivable and collection information across systems and service offerings.



The ITDS Strategy


   The Company's goal is to become a leading provider of integrated transactional billing and management information products and services to the converging telecommunications services industry in the United States and internationally. Key elements of its strategy include:


   (bullet) Expand Sales to Wireless Services Providers. To date, the Company has built a significant customer base among smaller and mid-sized wireless providers. The Company intends to build upon this base by adding additional wireless services providers, including providers of PCS and satellite services, as well as larger telecommunications services providers.



   (bullet) Leverage Technology Features to Address Requirements of Related
            Market Segments. The Company believes it is well positioned to leverage its technology base by offering transactional billing and management information solutions to providers in such other telecommunications services market segments as wireline and data transmission, Internet and other enhanced services. Expansion into these additional sources of potential revenue will not require commensurate investment in software development because the Company's existing core technology already meets the more challenging and demanding requirements of the wireless segment of the market.



   (bullet) Expand International Operations. In February 1997, the Company, through its subsidiary ITDS LTDA, a Brazilian limitada, agreed to provide billing services to MCOMCAST, S.A., a Brazilian limitada owned by COMCAST International Holdings, Inc. and MCOM Wireless, S.A. ITDS LTDA will establish a service bureau operation in Sao Paulo, Brazil from which it will provide billing services and support. The Company intends to pursue additional international opportunities by leveraging relationships with domestic customers that may be expanding overseas, by seeking strategic international partners, and by selling directly abroad.



   (bullet) Leverage Employee Experience. The Company intends to leverage its employees' expertise in providing support and services to its customers to retain its existing customers and expand its customer base.

   (bullet) Expand Direct Sales and Develop Strategic Relationships. The
            Company has recently begun to expand its sales force and is seeking to create additional strategic distribution and marketing alliances and to enter new markets, through relationships with hardware vendors and equipment providers.



Recent Developments



   Since the Company's initial public offering in October 1996, the Company has relocated and consolidated its corporate headquarters; introduced the next release of the ITDS 10X system; hired additional employees, increasing its sales and marketing team and adding a key member of management; increased sales and marketing efforts to larger service providers; and expanded its subscriber base. In November 1996, the Company relocated its corporate headquarters and consolidated each of its Connecticut offices into 48,222 square feet of office space in Stamford, Connecticut. The new facility's state-of-the-art data center has enhanced the Company's technical development and support and training capabilities, enabling the Company to provide more complex services and meet the needs of a larger customer base. Beginning in October 1996, the Company has provided its new customers with, and converted certain of its existing customers to, its new version 4.0 of the ITDS 10X system. Version 4.0 includes more flexible, table-driven rating capabilities and other improved functionality. Between the Company's initial public offering and February 15, 1997, the number of Company employees has increased from 175 to 188. In November 1996, Joseph Juliano joined the Company as Executive Vice President of Strategic Product Management. Mr. Juliano, who has over 13 years of experience in the wireless transactional billing industry, is responsible for the direction and development of products and services, assisting the Company's sales and marketing efforts and providing the Company's customers with expert advice in the rapidly changing wireless industries. Since the initial public offering, the Company has entered the PCS market and added several customers, including Cellular Properties, Inc., PCS One, Inc. and MCOMCAST, S.A. and has renewed its existing contracts with Dobson Cellular Systems and Columbia River Cellular L.P.


Products and Services

  Core System
   The Company provides its customers with integrated transactional billing and management information solutions through the installation of its software systems and the provision of billing services. The Company's software is installed at a customer site to interface directly with the customer's systems and generate relevant subscriber billing and other data, as well as to support a wide range of transactional billing and subscriber management functions. The Company processes the billing information through the use of its software, eliminating the need for customers to maintain their own "back-office" data processing operation. Customers contract for the use of the Company's software and the provision of the Company's services on a long-term exclusive basis, generally between three and four years, and are billed monthly on a per-subscriber basis.


    The Company's suite of ITDS integrated applications allows customers the flexibility of rapidly changing their billing services to implement, for example, immediate rate plan changes for access, toll usage or toll discounts without the need for programming. Drawing on its client/server architecture, the system can be integrated with a customer's other communication and data systems to provide customers with the ability to generate up-to-date subscriber analysis and reports. The ITDS 10X system does not require any customer dedicated circuits, and customers can maintain the system along with rate tables and subscriber databases on their local network, while utilizing the system to interface with external databases and systems as appropriate. To further assure its operational flexibility and usefulness, the system supports key industry standards such as the CIBER standard for the wireless clearinghouse for AMPS, CDMA and TDMA wireless systems in the U.S. and the TAP standard for international clearinghouse for GSM cellular systems. The Company also interfaces with major U.S. credit bureaus, the Federal Reserve system and various U.S. banks for electronic funds transfer and credit card transactions. The ITDS 10X system includes a complete library of billing and financial reports for production as part of the month-end billing process. These reports provide customers with critical transactional billing data and can be modified or configured by customers to respond most appropriately to their specific information requirements.


   The ITDS 10X system performs each of the following transactional billing, subscriber management and information functions, while updating the relevant customer database on a real-time basis:

   On-Line Subscriber Care and Management Support--Provides end-to-end support for all subscriber interface requirements:

 Subscriber Order Entry                Credit Bureau Interface
Integrated Point of Sale               Transactional Credit Card Billing
Phone Number Assignment                Rate & Feature Assignment
Switch Provisioning Interface          Equipment Inventory Assignment & Tracking
Lead Generation & Tracking             Multiple Account Receivable Options
Automatic Clearinghouse for Bank
  Draft Payments                       Automatic Call Credit Adjustments
Multi-tiered Security Systems          On-Line What-if Plan Selection
Automatic Notes and Reminders          Multiple Search Keys at Account or Phone Level

   Message Processing and Rating--Includes the collection of raw call detail records from the customer's switch network, and the editing, formatting, rating and guiding of all traffic events necessary to produce subscriber invoices, traffic reports and other call related information:


Data Collection from all Switch Types         Polling or Receipt of Near Real Time Records
Roamer In/Out Collect Processing              Up to 999 Rate Plans per Market
Error Management & Reporting                  Rating, Re-rating and "Pseudo Roaming" Support
Discounts by Amount or Percentage             Variable Time Periods for Air and/or Toll
Selective or Global Exceptions                Unlimited Toll Plans On-line

   Billing & Invoicing--Application of rated messages to invoices, summary files and reports:


Multiple Bill Cycles by Market        FIFO Overdue Payment Application
Balance Forward Billing               Invoice Format Options
Multiple Level Invoices               Global, Group or Individual Messages
Full Lockbox Support                  Federal Reserve Bank Interface
Currency Conversion                   Language Options
International Addressing              Print Fulfillment Options


   Although customers can perform their own on-site cycle-end rating and bill processing by licensing the Company's batch billing software, most customers elect to contract with the Company to perform those functions for them at the Company's data center. Customers transmit call detail records from their switching network or network provider directly to the Company's data center. In addition, the Company can extract necessary data from the customer's file server. The Company formats, guides, rates, and taxes the call records in accordance with the appropriate subscriber parameters and produces print image data output and various reports. The Company's bill verification personnel provide an additional level of assurance that subscriber invoices and management reports are accurate and timely. The Company then arranges with third-party vendors for the printing and distribution of subscriber invoices on a monthly basis.


   In addition to the foregoing general features, the ITDS system incorporates a modular system architecture which can support a number of complementary applications to meet a customer's specific requirements, including:


   (bullet) ITDS SwitchLink: ITDS SwitchLink is a direct multi-switch interface between ITDS 10X and all types of telecommunication switches, including cellular, wireline, paging and voice mail platforms. SwitchLink manages line and feature activation or deactivation in connection with ITDS 10X service order activity.


   (bullet) ITDS CreditLink: ITDS CreditLink interfaces with several
            U.S.-based credit bureaus to provide on- line credit analysis of potential subscribers.



   (bullet) ITDS Collections Module: The ITDS Collections module provides support for dedicated collections personnel.



   (bullet) ITDS PayScan: ITDS PayScan is an automated lockbox remittance processing system that uses an easily installed scanning device to create edited, balanced batches that may be transferred to ITDS 10X payment files.



   (bullet) ITDS InventoryScan: ITDS InventoryScan is a complete inventory management system which allows easy bar code scanning and on-line inventory record maintenance from the physical receipt of equipment to entry into the ITDS inventory subsystem.



   (bullet) ITDS Report Writer: The ITDS Report Writer allows real-time data from different sources within the system to be used to create customized ad hoc subscriber reports.



  New Products and Enhancements
   The Company continues to refine its existing software and to introduce new enhancements to meet evolving customer requirements. Enhancements currently under development include incorporation into the ITDS 10X system of a Windows 95-compatible user interface and an Oracle relational database management system; debit/threshold billing; and provision for the ITDS 10X system to operate with UNIX- based file servers, in order to address the needs of larger customers on a scalable and interoperable basis.



  Point of Sale System
   In addition to the ITDS 10X system and related products, the Company offers a point of sale package (the "ITDS Point of Sale System"), a highly capable sales tool designed to incorporate the entire sales process into a quick and convenient on-line function. The system can be used in-store or as a mobile unit, so that customers can market wireless products and services outside of traditional store settings. The system enables sales clerks to quickly process initial service applications, on-line credit checks, inventory updates, assignment of telephone numbers, rate plan selection, invoicing and payments. Upon credit verification, the system immediately creates an entry in the customer's subscriber database and can activate telephone service at the switch. In addition, because complete access to the entire ITDS 10X database is available, walk up inquiries and account payments from existing subscribers can be handled immediately.


   The ITDS Point of Sale System is made available to users as a complete package. An intelligent workstation, color monitor, hand held inventory scanner, and full size cash drawer are installed as an integrated part of the ITDS 10X database. All information, including categorized sales figures and updated inventory stock levels, entered into the ITDS Point of Sale System is available for immediate reporting and analysis.


Customer Support


   The Company provides support from the time a customer converts to the Company's software and continuing through the on-going provision of transactional billing services. The Company assigns to each new customer a dedicated conversion team that specializes in facilitating the transition onto the ITDS 10X system by applying an implementation methodology which includes study of the customer's needs, definition of relevant conversion requirements, and on-site installation and training. This is followed up by systematic analysis of the implementation process, live conversion and follow-up training as required to meet the customer's requirements.


   Thereafter, the Company assigns a support team including a customer service representative and a programmer/analyst for on-going support of the customer's requirements, including implementation of additional functionality if requested by the customer. In addition, the Company provides a fully-staffed customer service department and 24-hour, 7 day a week access to customer service representatives.

   The Company's service and support activities are supplemented by the provision of on-going training classes to customers, free of charge, to assist customers in utilizing the system capabilities more effectively. Typically, the Company schedules two to three such classes a month addressing different aspects of the transactional billing and management information service process.

   In January 1997, the Company's customer service and support department consisted of 33 persons, with an additional 13 dedicated quality assurance employees.


Sales and Marketing


   The Company's strategy has been to establish and maintain long-term customer relationships. As customers' subscriber bases grow and as customers add systems features to their existing ITDS 10X systems, the Company generates increased revenue. The Company's customer support programs enable it to understand customer needs and offer strategic solutions from its suite of integrated products and features. In addition, the flexible and scalable architecture of the ITDS 10X core technology enables the Company to maintain customer relationships as customers enter into additional telecommunications markets.


   The Company's customers include Aliant Communications Co., COMSAT Mobile Communications, Dobson Cellular Systems, France Caraibes Mobiles (formerly, France Telecom FCR), HighwayMaster Corporation, MCOMCAST, S.A., Point Communications Company, Sygnet Communications and TRICOM, SA. For the year ended December 31, 1996, revenue from Aliant Communications Co. (formerly, The Lincoln Telephone and Telegraph Company) and its affiliated companies represented approximately 19.1% (reflects the acquisition of Nebraska Cellular by Aliant in 1996) of the Company's total revenue, and revenue from Horizon Cellular Group represented approximately 12.5% of the Company's total revenue. The Company has long-term contracts with all of its significant customers, however, there can be no assurance that any such customer will renew its contract with the Company at the end of the contract term or may not seek to terminate its contract on the basis of alleged contractual defaults or other grounds. Loss of all or a significant part of the business of any of the Company's substantial customers would have a material adverse effect on the Company's business, financial condition and results of operations. Since October 1996, Horizon Cellular Group has divested certain of its remaining cellular markets, the majority of which were acquired by existing customers of the Company. Because the majority of these markets were acquired by the Company's existing customers, the Company does not expect that the significant reduction in revenue from Horizon Cellular Group expected in 1997 will have a material adverse effect on the business, financial condition or results of operations of the Company.



   Although historically, the Company has achieved substantial growth with a core marketing team of senior executives, the Company has recently begun to expand its sales and marketing group as part of its overall strategy to add additional wireless providers as customers and to expand the sales of its systems in other segments of the telecommunications markets. The Company has begun to develop strategic alliances with hardware and telecommunication equipment product vendors, in order to expand into new markets. For example, the Company works with Hewlett-Packard to develop software systems compatible with Hewlett-Packard hardware. The Company also serves as a reseller of Hewlett-Packard equipment configured for the Company's software system. In addition, the Company has begun to seek strategic international partners that will enable the Company to gain access to distribution systems and complementary product offerings and to facilitate the Company's international growth. The Company intends to continue to focus on the development of such alliances as international deregulation and technological changes increase demand for viable, flexible and interoperable transactional billing and management information systems. The Company's marketing efforts also include providing marketing newsletters to its customers, advertising and participating in industry trade shows, seminar lectures, and industry standards meetings.

System Development



   The Company's research and development efforts are focused on enhancing existing products and services as well as developing products, features and services that can be integrated into the Company's core ITDS 10X technology. The Company's product development team reviews product and service development proposals and establishes internal guidelines for efficient development. The Company's research and development team also works closely with customers to perform customization of products to meet specific needs. In addition to internal development, the Company works with its strategic partners Hewlett-Packard and Oracle to develop products compatible with their product offerings. Currently, the Company has a number of new enhancements under development to meet evolving customer requirements, including incorporation into the ITDS 10X system of a Windows 95 compatible user interface and an Oracle relational database management system; debit/threshold billing; and provision for the ITDS 10X system to operate with Unix based file servers.


   The Company actively participates in industry standards associations to assure that its development efforts are in compliance with standards as they evolve and to assure that the Company's software can be used on a fully open and interoperable basis. For example, the Company works closely with a variety of standards committees and working groups of CIBERNET, the standards body of the Cellular Telephone Industry Association ("CTIA"). The Company participates in the CIBERNET Advisory Committee, which evaluates proposed changes to standards for wireless industry data exchange; the CIBERNET Net Settlement Working Group, which evaluates proposed changes to the subscriber net settlement process; and the CIBERNET Data Message Handler Working Group, which focuses on billing aspects of the TIA IS-124 standard. In addition, the Company participates in CTIA's International Forum for AMPS Standard, and the Bellcore Ordering and Billing Forum.


   In the years ended December 31, 1994, 1995 and 1996, the Company incurred cash expenditures of $1,043,989, $1,662,457 and $2,974,132 respectively, on systems development, of which $288,602, $479,316 and $858,827, respectively, were capitalized as software development costs in each of such years. In January 1997, the Company employed 86 people in product and systems programming and development.



Competition


   The market for billing and management information systems for the telecommunications service industry is highly competitive and the Company expects that the high level of growth within the telecommunications service industry will encourage new entrants, both domestically and internationally, in the future. The Company competes with both independent providers of transactional systems and services and with internal billing departments of telecommunications services providers. The Company believes its most significant competitors in the wireless telecommunications segment are Alltel Information Systems, Inc., Cincinnati Bell Information Systems, Inc. ("CBIS"), Computer Sciences Corp. and Electronic Data Systems, Inc. In the future, the Company may compete in both the wireless and wireline markets with additional companies who currently compete in market segments other than wireless. In addition, the Company competes with several international providers of billing and management information systems and, as the Company continues to expand into international markets, it will compete with additional providers abroad.

   The Company believes that principal competitive factors include the ability to provide timely products, features and services that are responsive to evolving customer needs in an industry characterized by rapidly changing technologies and ongoing deregulation. The Company must provide statement accuracy, meet billing cycle deadlines, offer competitive pricing and maintain high product and service quality. The Company believes that its fully integrated architecture enables it to compete favorably in the telecommunications services industry by offering its customers a high degree of flexibility to quickly modify their billing and management systems as their needs and the needs of their subscribers change.


   In addition, the Company believes that its ability to compete successfully will depend in part on a number of factors outside its control, including the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable products and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. Many of the Company's current and potential future competitors have significantly greater financial, technical and marketing resources, generate higher revenue and have greater name recognition than does the Company. In addition, many of the Company's competitors have established commercial relationships or joint ventures with major cellular and other telecommunications services providers.


Proprietary Rights and Licenses


   The Company relies in part on trademark, copyright and trade secret laws to protect its proprietary rights. The Company distributes its products under service and software license agreements which typically grant customers non-exclusive licenses, subject to terms and conditions prohibiting unauthorized reproduction, transfer or use. The Company believes that because of the rapid pace of technological change in the telecommunications and software industries, the technological expertise of its personnel, the complexity of its system architecture and the frequency and timeliness of product and service offerings are more significant than the legal protections of its products. In addition, the Company enters into non-disclosure agreements with each employee and consultant and each third-party to whom the Company provides proprietary information. Access to the Company's core source code is greatly restricted.


   The Company licenses from third parties technology that is important to certain functionalities of its products. The Company is not aware of any patent infringement or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products.



Employees



   In February 1997, the Company had a total of 188 employees, of whom 33 were engaged in customer service, 86 were engaged in systems programming and development, 13 in quality assurance, 29 in new customer conversions, 5 in sales and marketing and 22 in administration and training. None of the Company's employees are represented by labor unions. The Company believes that its employee relations are good.



Item 2--Properties

   The Company subleases a 48,222 square foot facility in Stamford, Connecticut for its corporate headquarters, systems and programming, client service, operations, quality assurance, documentation and training, and administration. The Company maintains satellite offices in College Station, Texas, Champaign, Illinois, and Orlando, Florida for individuals engaged in product management and sales.

Item 3--Legal Proceedings

   The Company is not a party to any material legal proceedings.

Item 4--Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers of the Registrant

   The following table sets forth the names, ages and positions of all executive officers of the Company.

       Name          Age                              Position
 ------------------  ---------------------------------------------------------------------
Charles L. Bakes      66  President, Chief Executive Officer and Director
Mark D. Spitzer       47  Executive Vice President, Chief Financial Officer, Treasurer and
                          Director
Lewis D. Bakes        39  Executive Vice President, Chief Operating Officer, Secretary and
                          Director
Barry K. Lewis        41  Senior Vice President of Customer Services
Joseph A. Juliano     47  Executive Vice President of Strategic Product Management

   Charles L. Bakes co-founded the Company in 1990 and has served as the Company's President and a director since that time. In 1983, Mr. C. Bakes co-founded the Clinton Financial Group, Inc., a broker/dealer specializing in the marketing of private placement equity investments, where he served as a Vice President until 1990.

   Mark D. Spitzer co-founded the Company in 1990 and has served as Executive Vice President, Chief Financial Officer and a director since that time. In 1983, Mr. Spitzer co-founded the Clinton Financial Group, Inc. along with Mr.
C. Bakes and served as its President until joining the Company. From 1983 to 1990, Mr. Spitzer also served as a principal of The Clinton Companies, an investor and developer of commercial and residential properties.

   Lewis D. Bakes co-founded the Company in 1990 and has served as Executive Vice President, Chief Operating Officer and a director since that time. Mr.
L. Bakes served as an attorney at the law firm of Kleban & Samor P.C. from 1984 until 1987, and served as General Counsel to The Clinton Companies from 1987 to 1990.

   Barry K. Lewis joined the Company in 1994, serving initially as the Company's Vice President of the Wireless Division and later as the Senior Vice President of Customer Services. From 1983 until he joined the Company, Mr. Lewis worked for Auxton Computer Enterprise and CBIS, wireless software billing vendors, ultimately serving as CBIS' Director of the Wireless Division.

   Joseph A. Juliano joined the Company in November 1996 and has served as Executive Vice President of Strategic Product Management since that time. Mr. Juliano has been involved with the wireless industry since 1983. He served as Industry Consultant-Wireless Strategies at GTE TSI, a service provider for wireless carriers, from December 1995 to October 1996 and as Director Industry Matters for SNET Cellular from 1983 until 1995. In recent years, Mr. Juliano has been a participant in a number of industry advisory boards, including the CIBERNET Advisory Committee, CIBERNET DMH Working Group, CTIA Roamer Committee, CTIA Fraud Task Force (including as Chairperson of the Fraud Technology Working Group), and CTIA Authentication Working Group. In addition, Mr. Juliano is a Certified Management Accountant.


   Charles L. Bakes is the father of Lewis D. Bakes.

                                   PART II

Item 5--Market for Registrant's Common Stock and Related Stockholder Matters

   Price Range of Common Stock

   The Common Stock has been quoted on the Nasdaq National Market under the symbol "ITDS" since the Initial Public Offering on October 24, 1996.

   The following table sets forth the high and low sale prices of the Common Stock on the Nasdaq National Market for the periods indicated.

                                              High   Low
                                             ------ ------
Fiscal Year Ended December 31, 1996:
Fourth Quarter (from October 24, 1996)      $24-1/2 $15
Fiscal Year Ending December 31, 1997:
First Quarter (through February 26, 1997)   $24     $20-1/2


   On February 26, 1997, the last reported sale price for the Common Stock as reported by the Nasdaq National Market was $22.875 per share. As of February 26, 1997, there were approximately 94 holders of record of the Common Stock.


   Dividend Policy

   In 1995 and 1996, the Company paid cash dividends to the holders of Class A Preferred Stock in the aggregate amounts of $33,750 and $36,000, respectively, and in 1994, it paid cash dividends of $46,080 to the holders of Class C Convertible Preferred Stock. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's earnings, financial condition, operating results and current and anticipated cash needs as well as such economic conditions as the Board of Directors may deem relevant.

  Recent Sales of Unregistered Securities
   Set forth in chronological order below is information regarding the number of shares of Common Stock and Preferred Stock issued by the Registrant since January 1, 1994. Also included is the consideration, if any, received by the Registrant for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission under which exemption from registration was claimed. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities. The following descriptions give effect to the Recapitalization.

   On September 27, 1996 as part of the Company's recapitalization, (i) all of the Company's Series A Preferred Stock was converted into an aggregate of 524,808 shares of Common Sock and promissory notes in the aggregate amount of $450,000 and (ii) all of the Company's Series B Preferred Stock was converted into an aggregate of 328,004 shares of Common Stock and promissory notes in the aggregate amount of $375,000.

   Upon the consummation of the Company's initial public offering of Common Stock in October 1996, 129 shares of Class C Convertible Preferred Stock held by Connecticut Innovations Incorporated converted into an aggregate of 103,200 shares of Common Stock.


   On January 1, 1997, the Company loaned to Mr. Juliano, an executive officer of the Company, a promissory note in the principal amount of $54,000 due and payable on November 2, 1998, at an interest rate of 8.5%, secured by a pledge of 24,000 shares of Common Stock held by Mr. Juliano.


   The shares of capital stock and securities issued in the above transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated under the Securities Act, relative to sales by an issuer not involving a public offering.

Item 6--Selected Financial Data



                           SELECTED FINANCIAL DATA
                    (in thousands, except per share data)



   The following selected financial information with respect to the Company's statements of operations for the years ended December 31, 1993, 1994, 1995 and 1996 and with respect to the Company's balance sheets as of December 31, 1993, 1994, 1995 and 1996 have been derived from the Company's Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and, except for the statements of operations for the year ended December 31, 1993 and the balance sheets as of December 31, 1993 and 1994, appear elsewhere in this Prospectus. The selected financial information with respect to the Company's statements of operations for the year ended December 31, 1992 and with respect to the Company's balance sheet as of December 31, 1992 has been derived from the Company's unaudited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report.


                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                    1992      1993      1994      1995       1996
                                                   -------- --------  --------  --------- ----------
Statements of Operations Data:
Revenue                                            $1,646    $3,146    $6,324   $10,821    $16,689
Costs and expenses:
 Operating expenses                                   568       834     1,647     2,788      4,283
 General, administrative and selling expenses       1,218     1,575     2,410     4,601      6,523
 Depreciation and amortization                        114       242       406       641      1,054
 Systems development and programming  costs             6       298       755     1,183      2,115
                                                   -------- --------  --------  --------- ----------
Total cost and expenses                             1,906     2,949     5,218     9,213     13,975
                                                   -------- --------  --------  --------- ----------
Operating income (loss)                              (260)      197     1,106     1,608      2,714
Other income                                            5        50        29        49        316
Interest expense                                     (210)     (329)     (390)     (453)      (416)
                                                   -------- --------  --------  --------- ----------
Income (loss) before income tax expense and
  extraordinary item                                 (465)      (82)      745     1,204      2,614
Income tax expense                                     --        --        37       378      1,112
                                                   -------- --------  --------  --------- ----------
Income (loss) before extraordinary item              (465)      (82)      708       826      1,502
Extraordinary loss (net of $158 tax benefit)           --        --        --      (224)        --
                                                   -------- --------  --------  --------- ----------
Net income (loss)                                  $ (465)   $  (82)   $  708   $   602    $ 1,502
                                                   ======== ========  ========  ========= ==========
Per common share data (1):
Pro forma income before extraordinary item                                      $   .13    $   .23
Extraordinary loss                                                                 (.03)        --
                                                                                --------- ----------

Pro forma net income                                                            $   .10    $   .23
                                                                                ========= ==========
Shares used in computing pro forma income per
  common share                                                                    6,194      6,593
                                                                                ========= ==========

                                                         December 31,
                                         --------------------------------------------
                                          1992     1993    1994     1995      1996
                                         -------  ------- -------  -------- ---------
Balance Sheet Data:
Cash, cash equivalent and
  short-term investments                 $   308  $   457 $   512  $1,468    $ 4,487
Securities available for sale at
  estimated market value                     --       --      --       --     25,023
Working capital                             243      164     157    1,210     31,639
Current assets                              671      971   1,457    3,117     33,942
Current liabilities                         429      807   1,300    1,907      2,303
Total assets                              1,193    1,917   2,651    5,434     38,398
Total long-term debt and
  capital lease obligations               1,055    1,501   1,353    2,437        878
Redeemable Preferred Stock--Class C          --       --      --      640         --
Total stockholders' equity (deficit)       (310)    (503)   (186)     379     34,717


(1) Computed on the basis described in Note 1 of Notes to Financial
    Statements.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview


   The Company is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. The Company uses its robust and flexible proprietary software technology to develop transactional billing and management information solutions for its customers under exclusive contracts with terms typically ranging from three to four years.

   The Company derives revenue (i) primarily from service contracts, whereby a customer contracts with the Company to install, operate and maintain its transactional billing system and (ii) to a lesser extent, from the development of new software and enhancement of existing installed systems together with the provision of related customer maintenance and training, which is largely billed on a time and materials basis. Service revenue related to the operation of customers billing systems accounted for 93.5%, 97.4% and 96.6% of total revenue for 1994, 1995 and 1996, respectively. Services are generally billed monthly and service revenue is recognized in the period in which the services are provided.

   License fees comprise the remainder of the Company's revenue and are largely recognized upon execution of the licensing agreement and delivery of the software to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software, license fees are recorded over the expected installation period or the term of the respective contract. As a result, the amount of revenue realized by the Company from license fees in a particular period depends largely on the number of product installations during that period, and the extent to which any significant obligations are outstanding.

   Driven by the requirements of the telecommunications services market, the Company's revenue has grown rapidly in recent years, increasing from approximately $6.3 million in 1994 to $10.8 million and $16.7 million in 1995 and 1996, respectively.

   Operating expenses are comprised primarily of the salaries and benefits of technical service representatives, operations personnel and quality assurance representatives and costs to produce and distribute invoices for customers.

   General, administrative and selling expenses consist mainly of the salaries and benefits of management and administrative personnel and general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company.

   Systems development and programming costs are comprised of the salaries and benefits of the employees involved in internal software development. Prior to 1993, Company software was under development and all related costs were expensed. In 1993, the Company began to capitalize certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Amounts capitalized are amortized over five years.


   This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations



   The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue for the years ended December 31, 1994, 1995 and 1996.


                                                      Year Ended December 31,
                                                    ----------------------------
                                                     1994      1995      1996
                                                    --------  -----------------
Revenue                                              100.0%    100.0%   100.0%
Costs and expenses:
 Operating expenses                                   26.0      25.8     25.7
 General, administrative and selling expenses         38.1      42.5     39.1
 Depreciation and amortization                         6.4       5.9      6.3
 Systems development and programming costs            12.0      10.9     12.6
                                                    --------  -----------------
Total costs and expenses                              82.5      85.1     83.7
                                                    --------  -----------------
Operating income                                      17.5      14.9     16.3
Other income                                           0.5       0.4      1.9
Interest expense                                      (6.2)     (4.2)    (2.5)
                                                    --------  -----------------
Income before income tax expense and extraordinary
  item                                                11.8      11.1     15.7
Income tax expense                                     0.6       3.5      6.7
                                                    --------  -----------------
Income before extraordinary item                      11.2       7.6      9.0
Extraordinary loss                                      --      (2.0)      --
                                                    --------  -----------------
Net income                                            11.2%      5.6%     9.0%
                                                    ========  =================


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995



  Revenue
   Revenue increased 54.2% from $10,820,815 in 1995 to $16,689,401 in 1996, due primarily to the addition of new customers and the continued growth of recurring revenue from existing customers.



  Operating expenses
   Operating expenses increased 53.7% from $2,787,687 in 1995 to $4,283,364 in 1996, due primarily to the addition of new personnel required to support the growth of the Company's business. As a percentage of revenue, such expenses decreased slightly from 25.8% in 1995 to 25.7% in 1996.



  General, administrative and selling expenses
   General, administrative and selling expenses increased 41.8% from $4,601,242 in 1995 to $6,522,900 in 1996. This increase was primarily due to one time charges of $1,206,548, related to compensation paid to two newly hired employees ($909,548), a lawsuit settlement ($97,000) and a payment to Connecticut Innovations, Incorporated ("CII") ($200,000) (See Note 3 of the Notes to the Financial Statements). Other changes from 1995 to 1996 relate to increased employee compensation benefits of $606,535, additional rent expense of $260,815 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $413,086. As a percentage of revenue, general, administrative and selling expenses decreased from 42.5% in 1995 to 39.1% in 1996.



  Depreciation and amortization
   Depreciation and amortization increased 64.4% from $640,917 in 1995 to $1,053,472 in 1996 primarily due to the purchase of computer equipment and the increased spending on the enhancement of the Company's ITDS 10X system to support Unix based file servers and further development of its integrated billing and management information system. Depreciation and amortization expenses increased as a percentage of revenue from 5.9% in 1995 to 6.3% in 1996.



  Systems development and programming costs
   Systems development and programming costs increased 78.8% from $1,183,141 in 1995 to $2,115,305 in 1996, primarily due to increased programming support required by the Company's customers. As a percentage of revenue, system development and programming costs increased from 10.9% in 1995 to 12.6% in 1996. In addition, the Company capitalized $479,316 and $858,827 in software development costs, in 1995 and 1996, respectively.


  Interest expense
   Interest expense decreased 8.1% from $452,925 in 1995 to $416,148 in 1996, as a result of lower overall debt balances in 1996 as compared to 1995. This was partially offset by an increase in capitalized lease obligations in 1996.



  Income tax expense
   The Company's effective tax rate increased from 31.5% in 1995 to 42.5% in 1996 due primarily to debt consolidation expense benefits in 1995 which did not recur in 1996.



Year Ended December 31, 1995 Compared to Year Ended December 31, 1994



  Revenue
   Revenue increased 71.1% from $6,324,041 in 1994, to $10,820,815 in 1995, due primarily to the addition of new customers and the continued growth of recurring revenue from existing customers.



  Operating expenses
   Operating expenses increased 69.3% from $1,646,852 in 1994, to $2,787,687 in 1995, due primarily to the addition of new personnel required to support the growth of the Company's business. As a percentage of revenue, such expenses decreased slightly from 26.0% in 1994, to 25.8% in 1995.



  General, administrative and selling expenses
   General, administrative and selling expenses increased 91.0% from $2,409,683 in 1994, to $4,601,242 in 1995. As a percentage of revenue, general, administrative and selling expenses increased from 38.1% in 1994 to 42.5% in 1995. This increase was due primarily to increases in executive officers salaries, bonuses and other benefits of $1,263,600, general office expenses of $368,300, employee compensation and benefits, including employment agency fees and relocation costs, of $324,600, advertising expenses of $65,000 and other administrative expenses as a result of the growth of the Company.



  Depreciation and amortization
   Depreciation and amortization increased 57.9% from $405,873 in 1994, to $640,917 in 1995 primarily due to the purchase of computer equipment and the increased spending on the enhancement of the Company's ITDS 10X system to support Unix based file servers and further development of its integrated billing and management information system. Depreciation and amortization expenses decreased as a percentage of revenue from 6.4% in 1994 to 5.9% in 1995 primarily due to the growth in revenue.



  Systems development and programming costs
   Systems development and programming costs increased 56.6% from $755,387 in 1994, to $1,183,141 in 1995, primarily due to increased programming support required by a larger customer base. As a percentage of revenue, system development and programming costs decreased from 12.0% in 1994, to 10.9% in 1995 primarily due to the growth in revenue. In addition, the Company capitalized $288,602 and $479,316 in software development costs in 1994 and 1995, respectively.



  Interest expense
   Interest expense increased 16.2% from $389,793 in 1994, to $452,925 in 1995, primarily due to the increase in capital leases for computer equipment required by the Company.



  Income tax expense
   The Company's effective tax rate was 31.5% in 1995 and 4.9% in 1994. The increase in the rate was primarily due to the fact that in 1994 the Company fully utilized its net operating loss carryforward credits for which valuation allowances had previously been recorded.

  Extraordinary loss
   On June 30, 1995, the Company refinanced existing debt with CII and recorded an extraordinary loss of $223,696, net of $158,038 in tax benefits. Such extraordinary loss was due to negotiated acceleration of payments in connection with the early termination of the debt agreement.



Liquidity and Capital Resources



   The Company has financed its operations to date primarily through its initial public offering in October 1996, private placements of debt and equity securities, cash generated from operations and equipment financing.



   As of December 31, 1996, the Company had $4,138,575 of cash and cash equivalents, $25,023,454 in securities available for sale (United States Treasury Notes), $3,232,967 (including $1,396,412 for services provided prior to December 31, 1996 which were not billable at that time) in net trade accounts receivable, and $31,639,397 of working capital.


   In the twelve months ended December 31, 1996, the Company generated $1,445,792 in net cash from operating activities and $29,345,172 in net cash from financing activities including the sale of shares of Common Stock in the Company's Initial Public Offering in October 1996 for $32,502,706 in net proceeds. The cash generated from operations and the net proceeds from the Initial Public Offering enabled the Company to fund its operations, apply $858,827 to product development costs, purchase $25,413,553 of investments, and make $2,173,496 in principal payments on long-term debt and capital lease obligations.


   The Company maintains a bank line of credit with First Union Bank of Connecticut providing for borrowings of up to $250,000. To date, the Company has made no borrowings under this line of credit. In addition, the Company has a letter of credit with First Union in the amount of $362,000 as security for the Company's lease of its headquarters. The line of credit and the letter of credit are secured by substantially all of the assets of the Company. The line of credit expires in August 1997 and bears interest at the bank's prime lending rate and the letter of credit is renewable annually and is subject to an annual fee of 1%.



   The Company believes that its existing capital resources as well as the letter of credit and credit facility described in Note 8 to the Financial Statements are adequate to meet its cash requirements for the foreseeable future. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.



   The Company may seek additional funding through public or private financing. During 1997, the Company anticipates selling 500,000 shares of its Common Stock in a follow-on public offering. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.



   To date, inflation has not had a significant impact on the Company's operations.



Certain Factors That May Affect Future Results



   The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.



  Rapidly Changing Telecommunications Market
   Over the last decade, the market for telecommunications services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment and frequent new product introductions. The Company's success will depend upon its ability to enhance its existing products and services, and to introduce new products and services which will respond to these market requirements as they evolve. To date, substantially all of the Company's revenues are attributable to wireless customers. While the Company believes that systems and services which it offers to address the needs of the wireless market will also permit it to attract customers in other segments of the telecommunications services industry, there can be no assurance that it will be able to do so. In addition, technologies, services or standards may be developed which could require significant changes in the Company's business model, development of new products, or provision of additional services, at substantial cost to the Company. Such developments may also result in the introduction of additional competitors into the marketplace.


  Management of Growth
   The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The Company's total revenues have increased from $3.1 million in 1993 to $16.7 million in 1996. The growth in the size and complexity of its business, as well as its customer base, has placed and is expected to continue to place significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. The Company's future operating results will depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting functions.


   The number of the Company's employees has increased from 26 as of January 1993 to 188 as of February 1997. The Company anticipates that continued growth will require it to recruit and hire a substantial number of new development, managerial, finance, sales and marketing support personnel. There can be no assurance that the Company will be successful in hiring or retaining any of the foregoing personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to improve operational systems and to expand, train, motivate and manage its workforce.



  New Products and Rapid Technological Change
   The market for the Company's products and services is characterized by rapid technological change. The Company believes that its future success depends in part upon its ability to enhance its current products and services and develop new products and services that address the increasingly complex needs of its customers. In addition, the introduction of new products or services by third parties could render the Company's existing products and services obsolete or unmarketable. The Company's ability to anticipate changes in technology and successfully develop and introduce new or enhanced products incorporating such technology on a timely basis will be significant factors in its ability to remain competitive.



  Dependence on Cellular Telephone Industry
   Although the Company's products have been designed to adapt to a variety of current and future technologies, a significant majority of its revenues to date have been generated by sales of its systems and services to service providers in the cellular telephone industry. A decrease in the number of cellular service subscribers served by the Company's customers could result in lower revenues for the Company. Although the cellular market has experienced substantial growth in the number of subscribers in the past, there can be no assurance that such growth will be sustained.



  Reliance On Significant Customers
   For the year ended December 31, 1996, revenue from Aliant Communications Co. (formerly, The Lincoln Telephone and Telegraph Company) and its affiliated companies represented approximately 19.1% (reflects the acquisition of Nebraska Cellular by Aliant in 1996) of the Company's total revenue, and revenue from Horizon Cellular Group represented approximately 12.5% of the Company's total revenue. The Company has long-term contracts with all of its significant customers, however there can be no assurance that any such customer will renew its contract with the Company at the end of the contract term or may not seek to terminate its contract on the basis of alleged contractual defaults or other grounds. Loss of all or a significant part of the business of any of the Company's substantial customers would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the acquisition by a third party of one of the Company's substantial customers could result in the loss of that customer and have a material adverse effect on the business, financial condition and results of operations of the Company. Since October 1996, Horizon Cellular Group has divested certain of its remaining cellular markets, the majority of which were acquired by existing customers of the Company. Because the majority of these markets were acquired by the Company's existing customers, the Company does not expect that the significant reduction in revenue from Horizon Cellular Group expected in 1997 will have a material adverse effect on the business, financial condition or results of operations of the Company.



  Expansion of Sales Activities
   In order to achieve significant long-term growth in revenues and its overall strategic goals, the Company intends to attract a number of larger telecommunications services providers as customers. In order to do so, and to expand its business generally, the Company believes that it must expand the sales and marketing organization. There can be no assurance that the Company will be able to achieve anticipated expansion of its business, attract larger telecommunications services providers as customers or build an efficient and effective sales and marketing organization.



  Dependence on Key Personnel
   The Company's performance depends substantially on the performance of its executive officers and key employees. The Company's long-term success will depend upon its ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly skilled personnel in the future.



  Competition
   The market for billing and management information systems for the telecommunications services industry is highly competitive and the Company expects that the high level of growth within the telecommunications services industry will encourage new entrants, both domestically and internationally, in the future. The Company competes with independent providers of transactional systems and services, with the billing services of management consulting companies and with internal billing departments of telecommunications services providers. The Company anticipates continued growth in competition in the telecommunications services industry and consequently the entrance of new competitors into its market in the future. In addition, merger or consolidation of telecommunications services providers could result in the loss to the Company of customers or sales opportunities to competitors.



  Dependence on Proprietary Technology
   The Company's success is dependent in part upon its proprietary software technology. The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that its agreements with employees, consultants and others who participate in the development of its software will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, there can be no assurance that the Company's efforts to protect its rights through trademark and copyright laws will prevent the development and design by others of products or technology similar to or competitive with those developed by the Company.

Item 8--Financial Statements and Supplementary Data



              International Telecommunication Data Systems, Inc.



Index to Financial Statements


                                                                                      Page
                                                                                    -------
Report of Independent Auditors                                                         21
Financial Statements
Balance Sheets as of December 31, 1995 and 1996                                        22
Statements of Income for the years ended December 31, 1994, 1995 and 1996              24
Statements of Stockholders' Equity (Deficiency) for the years ended
  December 31, 1994, 1995 and 1996                                                     25
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996          26
Notes to Financial Statements                                                          27

                        Report of Independent Auditors



Board of Directors and Stockholders
International Telecommunication Data Systems, Inc.


We have audited the accompanying balance sheets of International Telecommunication Data Systems, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Telecommunication Data Systems, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                     /s/ Ernest & Young LLP

Stamford, Connecticut
February 11, 1997

              International Telecommunication Data Systems, Inc.



                                 Balance Sheets


                                                                     December 31,
                                                               ---------------------------
                                                                  1995          1996
                                                              -------------  -------------
                           Assets
Current assets:
Cash and cash equivalents                                      $1,172,692    $ 4,138,575
Accounts receivable, net of allowance for doubtful accounts
  of $52,370 in 1996                                            1,348,787      3,232,967
Securities available for sale, at estimated market value
  (Note 2)                                                             --     25,023,454
Prepaid expenses and other current assets                         575,011      1,503,209
Deferred income taxes                                              20,256         44,000
                                                              -------------  -------------
    Total current assets                                        3,116,746     33,942,205

Property and equipment:
Computers, including leased property under capital leases of
  $1,275,366 and $1,863,103, respectively                       1,642,697      2,986,056
Furniture and fixtures, including leased property under
  capital leases of $33,119 in 1995 and 1996                       90,015        446,535
Trade booth                                                        37,809         98,854
Equipment, including leased property under capital leases of
  $20,882 and $53,508, respectively                                29,933        152,996
Leasehold improvements                                             27,026        589,479
                                                              -------------  -------------
                                                                1,827,480      4,273,920
Less: accumulated depreciation and amortization                   709,911      1,328,228
                                                              -------------  -------------
                                                                1,117,569      2,945,692
Other assets:
Product development costs--at cost, net of accumulated
  amortization of $286,110 and $586,215, respectively             785,005      1,343,727
Other                                                             185,563        165,913
Deferred income taxes                                             228,823             --
                                                              -------------  -------------
                                                                1,199,391      1,509,640
                                                              -------------  -------------
    Total assets                                               $5,433,706    $38,397,537
                                                              =============  =============

                           See accompanying notes.

              International Telecommunication Data Systems, Inc.



                           Balance Sheets--Continued


                                                                      December 31,
                                                               ----------------------------
                                                                  1995           1996
                                                              -------------  --------------
            Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                               $  256,001    $   685,739
Accrued expenses                                                  386,137        765,713
Accrued compensation                                              693,386        272,059
Current portion of accrued rent liability                          26,401         41,059
Current maturities of notes payable                                77,198             --
Current maturities of long-term debt (Note 3)                      69,240             --
Current maturities of capital lease obligations (Note 7)          398,261        538,238
                                                              -------------  --------------
    Total current liabilities                                   1,906,624      2,302,808
Accrued rent liability                                             53,293         70,639
Long-term debt (Note 3)                                         1,742,033             --
Capital lease obligations (Note 7)                                695,028        878,432
Deferred income taxes                                                  --        407,000
Other                                                              17,694         21,240
Commitments and contingencies (Note 8)                                 --             --
Redeemable Preferred Stock--Class C $4,961 par value,
  cumulative, nonvoting 250 shares authorized, 129 shares
  outstanding                                                     640,000             --
Stockholders' equity (Note 4)
Preferred Stock--Class A (net of issuance costs) $25,000 par value, noncumulative, nonvoting 50 shares authorized, 18
  shares outstanding                                              400,400             --
Preferred Stock--Class B (net of issuance costs) $250 par
  value, noncumulative, nonvoting 2,000 shares authorized,
  1,500 shares outstanding                                        327,600             --
Preferred Stock, $.01 par value, 2,000,000 shares
  authorized, none issued                                              --             --
Common Stock, $.01 par value; 40,000,000 shares authorized,
  5,124,800 and 8,436,504 shares issued, 4,875,200 and
  8,436,504 shares outstanding                                     51,248         84,365
Additional paid-in capital                                             --     43,472,324
Retained deficit                                                     (184)    (8,802,298)
Treasury stock, 249,600 shares                                   (400,030)            --
Unrealized loss on securities available for sale                       --        (36,973)
                                                              -------------  --------------
Total stockholders' equity                                        379,034     34,717,418
                                                              -------------  --------------
Total liabilities and stockholders' equity                     $5,433,706    $38,397,537
                                                              =============  ==============

                           See accompanying notes.

               International Telecommunication Data Systems, Inc.



                              Statements of Income


                                                                Year ended December 31,
                                                       -------------------------------------------
                                                           1994          1995           1996
                                                      ------------- --------------  --------------
Revenue                                                 $6,324,041    $10,820,815    $16,689,401
Costs and expenses:
 Operating expenses                                      1,646,852      2,787,687      4,283,364
 General, administrative and selling expenses            2,409,683      4,601,242      6,522,900
 Depreciation and amortization                             405,873        640,917      1,053,472
 Systems development and programming costs                 755,387      1,183,141      2,115,305
                                                      ------------- --------------  --------------
    Total costs and expenses                             5,217,795      9,212,987     13,975,041
                                                      ------------- --------------  --------------
Operating income                                         1,106,246      1,607,828      2,714,360
Other income                                                28,413         49,477        315,914
Interest expense                                          (389,793)      (452,925)      (416,148)
                                                      ------------- --------------  --------------
Income before income tax expense and extraordinary
  item                                                     744,866      1,204,380      2,614,126
Income tax expense                                          36,666        378,786      1,111,788
                                                      ------------- --------------  --------------
Income before extraordinary item                           708,200        825,594      1,502,338
Extraordinary loss (net of $158,038 tax benefit)                --       (223,696)            --
                                                      ------------- --------------  --------------
Net income                                              $  708,200    $   601,898    $ 1,502,338
                                                      ============= ==============  ==============
Pro forma income per common share:
 Income before extraordinary item                                     $       .13    $        .23
 Extraordinary loss                                                          (.03)            --
                                                                    --------------  --------------
Pro forma net income                                                  $       .10    $       .23
                                                                    ==============  ==============
Shares used in computing pro forma income per common
  share                                                                 6,194,171      6,593,206
                                                                    ==============  ==============

                           See accompanying notes.

              International Telecommunication Data Systems, Inc.



                Statements of Stockholders' Equity (Deficiency)



                                               Preferred Stock
                                 ----------------------------------------------
                                       Class A                 Class B             Common Stock
                                 ---------------------- ----------------------
                                   Number                 Number                  Number      $.01
                                 of Shares    $25,000    of Shares     $250     of Shares     Par
                                Outstanding  Par Value  Outstanding  Par Value Outstanding   Value
                                ------------ --------- ------------  --------- ------------  -------
Balance at December 31, 1993         18      $ 400,400     1,500     $ 327,600  5,091,200   $50,912
Issuance of Common Stock                                                           33,600       336
Net income
Preferred Stock dividends
  declared
Purchase of treasury stock                                                       (249,600)
                                ------------ --------- ------------  --------- ------------  -------
Balance at December 31, 1994         18        400,400     1,500       327,600  4,875,200    51,248
Issuance of Preferred Stock
Net income
Preferred Stock dividends
  declared
                                ------------ --------- ------------  --------- ------------  -------
Balance at December 31, 1995         18        400,400     1,500       327,600  4,875,200    51,248
Net income
Preferred Stock dividends
  declared
Retirement of treasury stock                                                                 (2,496)
Recapitalization of
  Class A & B Preferred Stock       (18)      (400,400)   (1,500)     (327,600)   852,812     8,528
Compensation paid in Common
  Stock                                                                            70,768       708
Conversion of Class C
  convertible Preferred Stock                                                     103,200     1,032
Exercise of warrants                                                              334,524     3,345
Sale of Common Stock, net of
  expenses                                                                      2,200,000    22,000
Net unrealized loss on
  securities available for sale
                                ------------ --------- ------------  --------- ------------  -------
Balance at December 31, 1996         --      $    --          --     $    --    8,412,504   $84,365
                                ============ ========= ============  ========= ============  =======

                                                                        Net
                                                                    Unrealized
                                                                      Loss on
                                 Additional  Treasury    Retained   Securities
                                  Paid-in    Stock at    Earnings    Available
                                  Capital      Cost      (Deficit)   for Sale     Total
                                ------------ --------- ------------  --------- ------------
Balance at December 31, 1993    $    20,183  $   --    $ (1,301,800) $   --    $  (502,705)
Issuance of Common Stock             30,429                                         30,765
Net income                                                  708,200                708,200
Preferred Stock dividends
  declared                          (22,500)                                       (22,500)
Purchase of treasury stock                   (400,030)                            (400,030)
                                ------------ --------- ------------  --------- ------------
Balance at December 31, 1994         28,112  (400,030)     (593,600)       --     (186,270)
Issuance of Preferred Stock
Net income                                                  601,898                601,898
Preferred Stock dividends
  declared                          (28,112)                 (8,482)               (36,594)
                                ------------ --------- ------------  --------- ------------
Balance at December 31, 1995             --  (400,030)         (184)       --      379,034
Net income                                                1,502,338              1,502,338
Preferred Stock dividends
  declared                                                  (79,236)               (79,236)
Retirement of treasury stock       (397,534)  400,030                                   --
Recapitalization of
  Class A & B Preferred Stock    10,119,688             (10,225,216)              (825,000)
Compensation paid in Common
  Stock                             633,841                                        634,549
Conversion of Class C
  convertible Preferred Stock       638,968                                        640,000
Exercise of warrants                819,614                                        822,959
Sale of Common Stock, net of
  expenses                       31,657,747                                     31,679,747
Net unrealized loss on
  securities available for sale                                       (36,973)     (36,973)
                                ------------ --------- ------------  --------- ------------
Balance at December 31, 1996    $43,472,324  $   --    $ (8,802,298) $(36,973) $34,717,418
                                ============ ========= ============  ========= ============

                           See accompanying notes.

              International Telecommunication Data Systems, Inc.



                            Statements of Cash Flows

                                                                   Year ended December 31,
                                                          ------------------------------------------
                                                             1994          1995           1996
                                                         ------------ -------------  ---------------
Operating activities
Income before extraordinary loss                          $  708,200    $  825,594    $   1,502,338
Adjustments to reconcile income before extraordinary
  loss to net cash provided by operating activities:
 Depreciation and amortization                               405,873       640,917       1,053,472
 Compensation paid in Common Stock                            30,135            --         634,549
 Deferred interest expense                                   342,032            --              --
 Loss (gain) on disposal of equipment                         14,705          (245)         10,009
 Deferred income taxes                                            --       (93,960)        612,079
 Change in operating assets and liabilities:
  Accounts receivable                                       (429,785)     (457,609)     (1,884,180)
  Prepaid expenses and other current assets                    8,300      (236,378)       (875,072)
  Accounts payable and accrued expenses                       93,574       781,049         390,831
  Other assets and liabilities, net                          (13,310)     (157,414)          1,766
                                                         ------------ -------------  ---------------
Net cash provided by operating activities                  1,159,724     1,301,954       1,445,792
Investing activities
Capital expenditures                                        (144,624)      (17,358)     (1,852,701)
Proceeds from sale of equipment                                   --        13,500              --
Purchase of securities available for sale                         --            --     (25,060,427)
Purchase of investments held to maturity                    (200,000)     (245,069)       (353,126)
Proceeds from maturities of investments                      200,000        99,286         300,000
Product development costs                                   (288,602)     (479,316)       (858,827)
                                                         ------------ -------------  ---------------
Net cash used for investing activities                      (433,226)     (628,957)    (27,825,081)
Financing activities
Principal payments on long-term debt                        (292,668)     (276,507)     (1,811,273)
Payment to retire Preferred Stock                                 --            --        (825,000)
Principal payments on notes payable                          (18,672)      (76,001)        (76,958)
Principal payments on capital lease obligations              (98,590)     (166,297)       (362,223)
Proceeds from sale of Common Stock                               630            --      32,502,706
Proceeds from sale of Preferred Stock                             --       640,000              --
Dividends paid                                               (22,500)      (33,750)        (82,080)
Purchase of treasury stock                                  (240,000)           --              --
                                                         ------------ -------------  ---------------
Net cash provided by (used for) financing activities        (671,800)       87,445      29,345,172
Net increase in cash and cash equivalents                     54,698       760,442       2,965,883
Cash and cash equivalents at beginning of year               357,552       412,250       1,172,692
                                                         ------------ -------------  ---------------
Cash and cash equivalents at end of year                  $  412,250    $1,172,692    $  4,138,575
                                                         ============ =============  ===============
Supplemental disclosures of cash flow information:
Cash paid during the year for interest                    $  335,731    $  447,241    $    434,092
Cash paid during the year for taxes                       $  481,700    $  419,700    $    819,897

Supplemental disclosure of noncash financing activities:
Capital lease obligations totaling $234,512, $960,059 and $685,604 in the years ended December 31, 1994, 1995 and 1996, respectively, were incurred for the acquisition of new equipment. In 1994, notes payable totaling $175,000 with a present value of $160,030 were issued when the Company repurchased Common Stock.

                           See accompanying notes.

               International Telecommunication Data Systems, Inc.
                          Notes to Financial Statements

1. Business and Significant Accounting Policies
Description of Business



   The Company provides comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. These solutions are built upon a flexible proprietary software technology to address customer requirements as they evolve, regardless of market segment, geographic area or mix of network features or billing options. The Company typically provides its services to customers under exclusive contracts with terms ranging from three to four years, and bills customers monthly, typically on a per subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a customer's subscriber base grows.
Basis of Presentation


   Property and equipment are carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets.

   The Company acquired certain software, which is carried at cost, less accumulated amortization computed using the straight-line method based on an estimated life of five years.


   The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases when the product is available for general release. The capitalized costs include salaries and related payroll costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization computed using the greater of the amount resulting from applying the ratio that current gross revenue for the product bears to total and anticipated future gross revenue for the product to capitalized costs or the straight-line method over the remaining estimated useful life of the product; generally, such deferred costs are amortized over five years. During the years ended December 31, 1994, 1995 and 1996, $90,682, $166,292 and $300,105,
respectively, of capitalized software development costs were amortized.



   Revenues and costs associated with the recurring process of providing billing and other service/ software solutions are recognized at the time services are performed. License fees and related costs are recognized upon execution of the licensing agreement and delivery of the software to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software, license fees are recorded over the expected installation period or the term of the respective contract. As of December 31, 1996, accounts receivable includes $118,000 relating to a license agreement that is being recorded over the expected installation period that cannot be billed until the installation is completed, which is expected to occur during July 1997. In addition, accounts receivable at December 31, 1995 and 1996, include $439,433 and $1,278,412, respectively, for services rendered prior to December 31 which were billed in January of the following year when the billing cycles were complete.


   In 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement, which has been adopted in 1996, requires companies to investigate potential impairments of long-lived assets on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. The adoption of Statement No. 121 has not had a material effect on the Company's financial position or results of operations.


   Pro forma net income per share of Common Stock, is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents, if dilutive, after giving effect to

              International Telecommunication Data Systems, Inc.
                  Notes to Financial Statements--(Continued)

1. Business and Significant Accounting Policies (Continued)


the retirement of the Company's Class A and B Preferred Stock, the issuance of 852,812 post-split shares of Common Stock to the holders of the Class A and B Preferred Stock, the conversion of the Series C Preferred Stock and the 800-for-1 stock split referred to in Note 4. Common and common equivalent shares issued during the twelve month period prior to the initial public offering ("IPO") at prices below the IPO price are included in the calculations, using the treasury stock method, as if they were outstanding for all periods presented. There was no dilutive impact from stock options during the periods.


Fully diluted EPS did not differ significantly from primary EPS for any period presented.


Supplemental earnings per share, assuming, at the beginning of the respective periods, the exercise of the warrants, the redemption and conversion of all outstanding preferred stock, and the sale of common stock, the proceeds of which were used for debt retirement, are as follows:


                                        Year ended
                                       December 31,
                                       1995    1996
                                      --------------
Income before extraordinary item      $ .17    $.24
Extraordinary item                     (.04)     --
                                      -----    ----
Net income                            $ .13    $.24
                                      =====    ====


Cash Equivalents



   The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.
Use of Estimates



   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications



   Certain reclassifications were made to conform prior years' data to the current presentation.
Major Customers


   The Company markets its services through a core team of senior executives and is in the process of developing a direct sales force.


   Three customers accounted for approximately 32.0%, 34.8% and 39.7% of the Company's total revenues in 1994, 1995 and 1996, respectively. The president and chief executive officer of one of these customers is a director of the Company. Revenues from this customer, whose cellular territories are being sold, many of which to existing ITDS customers, accounted for approximately 9.4%, 15.2%, and 12.5% of the Company's total revenues in 1994, 1995 and 1996, respectively. Credit losses have not been significant.



2. Investments



   Prepaid expenses and other current assets includes short-term investments of $295,069 and $348,195 as of December 31, 1995 and 1996, respectively. These investments are recorded at cost plus accrued interest (approximates market), which consist of United States Treasury Bills, maturing on or before April 3, 1997. These short-term investments are classified as held to maturity as the Company has the ability and intent to hold the investments to maturity. The income from these investments is included in other income.

              International Telecommunication Data Systems, Inc.
                  Notes to Financial Statements--(Continued)

2. Investments (Continued)


   Securities available for sale consist of United States Treasury Notes with a 6% coupon rate maturing on August 15, 1999. These securities are recorded at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The net unrealized loss as of December 31, 1996 was $36,973. The premium of approximately $64,000 paid for these investments is being amortized into income on the straight-line basis based on the maturity date. Amortization of the premium and accrued interest are included in other income.



3. Debt


   At December 31, 1994, the Company had an aggregate of $1,316,575 payable to Connecticut Innovations Incorporated ("CII") under certain debt agreements dated August 16, 1991 and July 21, 1992 with face amounts of $600,000 and $350,000, respectively. These loans required payment of principal and interest which were calculated based on revenues for the period multiplied by a specified percentage rate. These loans were structured such that they would be considered paid in full based upon the aggregate payments (principal and interest) at specified dates. Based on the estimated payments, the imputed interest rate approximated 25% at December 31, 1994. On June 30, 1995, the Company consolidated these loans with CII into one loan with a principal amount of $1,485,000 at a 14.5% interest rate.

   The Company also had a loan payable to CII, originally issued in 1993 for $350,000 at a 10% interest rate, which was refinanced in December 1994 with a $389,472, 10% interest bearing note. This note included principal plus accrued interest on the original loan. The new note was payable in equal monthly installments over 60 months and had a balance of $326,273 at December 31, 1995.

   In addition, pursuant to the August 16, 1991 debt agreement, as amended, between the Company and CII, the Company was obligated to make a one-time payment to CII of $200,000 upon (i) the closing of an initial public offering, (ii) the sale of the Company through merger, sale of assets or otherwise or (iii) the exclusive or semi-exclusive licensing agreement for the sale of any product of the Company. This one-time payment was charged to 1996 operations.

   With the net proceeds from the IPO, the Company retired substantially all long-term debt and a portion of its capital lease obligations.

   In 1994, the Company issued notes payable of $175,000 with no stated interest. Interest of 9% has been imputed on these notes. Certain of these notes are guaranteed by certain officers and stockholders of the Company. The notes were paid in full in 1996.


4. Capital Stock


   The Company completed its IPO in October 1996. The Company sold 2 million shares at an initial public offering price of $16 per share, resulting in proceeds to the Company of approximately $28.7 million, after deducting expenses. In addition, on November 18, 1996 the Company received approximately $3.0 million, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 200,000 shares of Common Stock.

   In connection with the IPO, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 40,000,000 shares of Common Stock, $.01 par value per share and the issuance of up to 2,000,000 shares of Preferred Stock, $.01 par value per share. Pursuant to a recapitalization the Company was reincorporated in the State of Delaware and an 800-for-1 split of its Common Stock was effected.


   A portion of the proceeds from the Company's IPO were used to retire substantially all of the Company's outstanding debt. In addition, the Company's Class A and B Preferred Stock was retired and

              International Telecommunication Data Systems, Inc.
                  Notes to Financial Statements--(Continued)

4. Capital Stock (Continued)


the holders of such shares were issued an aggregate of 852,812 post-split shares of the Company's Common Stock and were paid an aggregate amount of $825,000. The distribution of the 852,812 shares of the Company's Common Stock, valued at $12 per share, for an aggregate of $10.2 million, resulted in a one-time, noncash charge to retained earnings and a corresponding increase to additional paid- in-capital. Further, immediately prior to the IPO, CII exercised outstanding warrants to purchase 334,524 post-split shares of the Company's Common Stock at an aggregate purchase price of $822,959. In addition, upon the closing of the IPO all of the outstanding shares of Series C Preferred Stock of the Company (all of which were held by CII) converted into an aggregate of 103,200 post-split shares of Common Stock. The Company retired all shares held in treasury immediately prior to its IPO.


Each share of Class A Preferred Stock was entitled to a noncumulative dividend equal to 10% of the Class A par value, and a priority return on its par value, plus .5% of any proceeds generated from a liquidating distribution, or .5% of the then outstanding common stock (exclusive of shares issuable upon exercise of certain warrants) immediately prior to a public offering.


Each 100 shares of Class B Preferred Stock was entitled to a noncumulative dividend equal to 10% of the Class B par value, and a priority return on its par value, plus .375% of any proceeds generated from a liquidating distribution, or .375% of the then outstanding common stock (exclusive of shares issuable upon exercise of certain warrants) immediately prior to a public offering. The Class B shares were subordinate to the shares of Class A Preferred Stock with respect to dividends, capital transactions and liquidating distributions.


The Class C Preferred Stock was junior to the Class A and B Preferred Stock with regard to liquidation and dividend preference, was entitled to an 8% cumulative dividend and was convertible into ITDS Common Stock at any time at the option of the holder on a 800-for-one basis. The stock could have been put to the Company upon the occurrence of certain events at a price to have been determined at the put date as defined in the agreement. In addition, the holders of the Class C Preferred Stock could have demanded registration of the stock in certain circumstances.


5. Stock Option Plan


   The Company's 1996 Stock Incentive Plan authorizes the grant of options to employees, directors and consultants of the Company for up to 1,000,000 shares of the Company's Common Stock. Generally, options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment. In addition, a total of 200,000 common shares have been authorized for issuance under the Company's 1996 Employee Stock Purchase Plan.


   A summary of the Company's activity in the stock option plans and related information for the year ended December 31 follows:

                                                                            Weighted-
                                                                             Average
                                                               Options   Exercise Price
                                                               --------- ---------------
Outstanding--December 31, 1995                                       --          --
Granted                                                         393,700      $ 13.94
Exercised                                                            --          --
Forfeited                                                         1,500       14.00
                                                               ---------
Outstanding--December 31, 1996                                  392,200       13.94
                                                               =========
Exercisable at December 31, 1996                                 16,062       18.36
                                                               =========
Weighted-average fair value of options granted during the
  year                                                         $    7.29

               International Telecommunication Data Systems, Inc.
                   Notes to Financial Statements--(Continued)

5. Stock Option Plan (Continued)


   Exercise prices for options outstanding as of December 31, 1996 ranged from $12 to $21. The weighted average remaining contractual life of those options is 9.75 years.


   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996: risk-free interest rates of 5%; no dividend yield; a volatility factor of the expected market price of the Company's Common Stock of 0.71; and a weighted-average expected life of 5 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31 follows:


                                     1996
                                  ----------
Pro forma net income              $1,189,597
                                  ==========
Pro forma earnings per share      $      .18
                                  ==========


   These pro forma effects may not be representative of the effects on future years because of the prospective application required by Statement No. 123, and the fact that options vest over several years and new grants may be made each year.


   Under the employee stock purchase plan, shares of the Company's Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation, up to $25,000 of the fair market value of such Common Stock, during an offering period.


6. Deferred Compensation



   The Company had a deferred compensation plan for certain nonshareholder key employees. The deferred compensation is based upon the award of performance units, the value of which is related to the financial performance of the Company. The performance units vest incrementally over a ten year period from the date of grant or vest 100% upon a public offering. At December 31, 1995, unvested

              International Telecommunication Data Systems, Inc.
                  Notes to Financial Statements--(Continued)

6. Deferred Compensation (Continued)


performance units with an aggregate value of $51,150 were outstanding. These were paid in full as a result of the IPO of the Company's Common Stock.


In accordance with the terms of an employment agreement, as amended on September 30, 1996, an employee received a payment of $275,000 in 1996 and, as a result of the public offering of the Company's Common Stock, the right to purchase 18,333 shares of the Company's Common Stock for $.01 per share. In addition, during 1996 an employee was given the right to purchase 28,435 shares of the Company's Common Stock for $.01 per share. During 1996, these employees acquired the shares and the difference between the exercise price and the fair value on the date of grant was charged to compensation expense.

In connection with an employment agreement entered into during 1996, an employee was awarded 24,000 shares of the Company's Common Stock with a fair value of $336,000 when awarded. The shares become vested 25% on April 1, 1997, and an additional 25% becomes vested on October 31 of each of 1998, 1999 and 2000, provided that vesting will accelerate upon the sale of the Company. The fair value of the shares on the date of award is being amortized over the vesting period.


7. Capitalized Lease Obligations


   The Company leases computer equipment and office furniture under capital leases expiring in various years through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of assets under capital leases is included in depreciation expense.

   Maturities of capital lease obligations are as follows as of December 31, 1996:

 1997                                         $  684,864
1998                                             496,628
1999                                             260,527
2000                                             169,326
                                             ------------
Total lease obligations                        1,611,345
Less: amount representing interest               194,675
                                             ------------
Present value of minimum lease payments       $1,416,670
                                             ============


8. Commitments and Contingencies


   On June 11, 1996, the Company entered into a noncancelable lease expiring on August 31, 2000 for 48,222 square feet of office space in Stamford, Connecticut. In connection therewith, the Company obtained a letter of credit in the initial amount of $362,000 as security for the lease. The letter of credit is renewable annually and is subject to an annual fee of 1%. Minimum future rental payments due under such lease are $723,330 per year. In addition, the Company obtained a $250,000 credit facility. The credit facility expires on August 31, 1997 and bears interest at the bank's prime lending rate. The letter of credit and credit facility is secured by substantially all of the assets of the Company.


   The Company also leases Connecticut office facilities, which have been sublet, under a noncancelable operating lease expiring in April 1999. The Company recognizes rental expense on a straight line basis over the term of the lease.



   Rent expense was $221,225, $330,914 and $591,729 for the years ended December 31, 1994, 1995 and 1996, respectively.

              International Telecommunication Data Systems, Inc.
                  Notes to Financial Statements--(Continued)

8. Commitments and Contingencies (Continued)

Minimum future rental payments due under such leases as of December 31, 1996 are as follows:

 1997                     $  922,958
1998                         922,958
1999                         773,237
2000                         482,220
                          ------------
                           3,101,373
Less: sublease income       (423,453)
                          ------------
                          $2,677,920
                          ============


   The Company is also obligated to pay utilities and property taxes above the landlords' base year costs.


   The Company has entered into employment contracts with various officers and other employees. The contracts expire in one to four years and require the Company to pay base compensation of $435,200 during 1997 plus ordinary bonuses and other benefits.

   The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than $9,500 per calendar year. The Company does not contribute to the plan.

   The Company is not party to any material legal proceedings.


9. Extraordinary Item


   As described in Note 3, on June 30, 1995 the Company refinanced existing debt with CII. In doing so, the Company recorded an extraordinary loss of $223,696 which is net of a $158,038 tax benefit. Such extraordinary loss was due to a negotiated acceleration of payments due to early termination of the debt agreement.


10. Income Taxes



   Significant components of income tax expense (benefit) before extraordinary item are as follows:


                          Year ended December 31,
                    -----------------------------------
                       1994       1995         1996
                     --------------------  ------------
Current:
 Federal             $28,828    $344,360    $  334,029
 State                 7,838     128,386       118,333
                     -------    --------    ----------
                      36,666     472,746       452,362
                     -------    --------    ----------
Deferred:
 Federal                  --     (62,640)      484,036
 State                    --     (31,320)      175,390
                     -------    ---------   ----------
                          --     (93,960)      659,426
                     -------    ---------   ----------
Total tax expense    $36,666    $378,786    $1,111,788
                     =======    =========   ==========

               International Telecommunication Data Systems, Inc.
                   Notes to Financial Statements--(Continued)

10. Income Taxes (Continued)

   A reconciliation of the applicable federal statutory rate to the Company's effective tax (benefit) rate from income before income tax expense and extraordinary item follows:

                                                             1994      1995     1996
                                                           --------  -------- --------
Statutory rate                                               34.0%     34.0%    34.0%
State income taxes, net of federal income tax benefit         0.7       5.3      7.4
Debt consolidation expenses                                    --     (10.1)      --
Net operating loss carryforwards                            (41.9)       --       --
Alternative minimum tax                                       2.5        --       --
Nondeductible interest expense                                6.4        --       --
Other, net                                                    3.2       2.3      1.1
                                                           --------  -------- --------
                                                              4.9%     31.5%    42.5%
                                                           ========  ======== ========


   Significant components of the Company's deferred tax assets and liabilities are as follows:



                                            December 31
                                     -------------------------
                                        1995          1996
                                     -----------  -------------
Deferred tax liabilities:
 Software development costs           $443,709     $  798,862
 Capitalized leases                    173,026        382,521
                                     -----------  -------------
Total deferred tax liabilities         616,735      1,181,383
                                     -----------  -------------
Deferred tax assets:
 Deferred charges                       33,013         46,092
 Depreciation and amortization         323,010        719,748
 Accrued compensation                   26,408         26,937
 Reserve for doubtful accounts              --         21,521
 Interest                              483,383          4,085
Total deferred tax assets              865,814        818,383
                                     -----------  -------------
Net deferred tax asset (liability)    $249,079     $  (363,000)
                                     ===========  =============


11. Quarterly Results of Operations (Unaudited)



   The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1996 (in thousands, except per-share data):


                                                Three Months Ended
                                    -------------------------------------------
                                    3/31/96    6/30/96    9/30/96    12/31/96
                                    ---------  --------- --------- -----------
Revenue                              $3,934     $3,931    $4,139      $4,685
Operating income (loss)               1,054        877      (273)      1,056
Net income (loss)                       549        445      (240)        748
Pro forma net income (loss) per
  share                                 .09        .07      (.04)        .10

               International Telecommunication Data Systems, Inc.
                   Notes to Financial Statements--(Continued)


11. Quarterly Results of Operations (Unaudited) (Continued)

                                               Three Months Ended
                                   -------------------------------------------
                                   3/31/95    6/30/95    9/30/95    12/31/95
                                   --------- ---------  --------- -----------
Revenue                             $2,179    $2,707     $2,958      $2,977
Operating income                       336       558        400         314
Income before extraordinary item       150       317        231         128
Net income                             150        93        231         128
Pro forma income before
  extraordinary item per share         .02       .05        .04         .02
Pro forma net income per share         .02       .02        .04         .02


   The sum of the quarters' net income per share may not equal the full year per-share amounts due to rounding differences resulting from changes in the number of common shares outstanding.


   During the third quarter of 1996, the Company incurred a one-time charge for compensation related to two newly hired employees of $909,548 or $.09 per share. The fourth quarter of 1996 includes a one- time charge associated with the IPO of $200,000 or $.01 per share.


12. Subsequent Events



   During 1997, the Company anticipates selling up to 500,000 shares of its Common Stock in a follow- on public offering.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10--Directors and Officers of the Registrant


   The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in part in the Company's proxy statement for the annual meeting of stockholders to be held on April 8, 1997 (the "1997 Proxy Statement") in the section entitled "Election of Directors," which section is incorporated herein by reference.



   In addition, in January 1997, David L. Wells resigned as Executive Vice President, Chief Information Officer and Director of the Company.



Item 11--Executive Compensation

   The response to this item is contained in the 1997 Proxy Statement in the section entitled "Election of Directors--Director Compensation" and "--Compensation of Executive Officers" which sections are incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management


   The response to this item is contained in the 1997 Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.



Item 13--Certain Relationships and Related Transactions

   The response to this item is contained in the 1997 Proxy Statement in the section entitled "Election of Directors--Certain Transactions," which section is incorporated herein by reference.

                                   PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as a part of this Report on Form 10-K:

    1. The following documents are included as part of this Annual Report on Form 10-K:
       Report of Independent Auditors
       Balance Sheets as of December 31, 1995 and 1996
       Statements of Income for the years ended December 31, 1994, 1995 and
       1996
       Statements of Stockholders' Equity (Deficiency) for the years ended
       December 31, 1994,   1995 and 1996
       Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996
       Notes to the Financial Statements

   2. Financial Statement Schedules

   All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

   3. Exhibits

   The exhibits filed as part of this Annual Report on Form 10-K are as follows:

 EXHIBIT     DESCRIPTION
NUMBER
*3.1         Certificate of Incorporation of the Registrant, as amended.
*3.2         By-Laws of the Registrant.
*10.1        Form of 1996 Equity Incentive Plan.
*10.2        1996 Employee Stock Purchase Plan.
*10.3        Employment Agreement between the Registrant and Barry K. Lewis.
*10.4        Stock Purchase Agreement dated December 11, 1995, as amended, between the Registrant and Connecticut
             Innovations, Incorporated relating to Class C Convertible Preferred Stock.
*10.5        Form of Lease between the Company and 969 Associates, dated December 1990.
*10.6        Sublease dated June 11, 1996 between the Registrant and Learning International, relating to 225 High
             Ridge Road, Stamford, Connecticut.
21           Subsidiaries of the Registrant.
23           Consent of Ernst & Young LLP.
27           Financial Data Schedule.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11045), as amended, originally filed with the Securities and Exchange Commission on August 29, 1996.

   (b) Reports on Form 8-K

   No Reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INTERNATIONAL TELECOMMUNICATION
                                                 DATA SYSTEMS, INC.


                                                 /s/ Charles L. Bakes
                                                 ----------------------------
                                                 Charles L. Bakes
                                                 President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                          Date
 ---------------------------- ----------------------------------- -----------------------
    /s/ Charles L. Bakes     President, Chief Executive           February 27, 1997
   -----------------------   Officer and Director
       Charles L. Bakes      (Principal Executive Officer)

     /s/ Mark D. Spitzer     Chief Financial Officer              February 27, 1997
   -----------------------   (Principal Financial and
        Mark D. Spitzer      Accounting Officer)
                             and Director

     /s/ Lewis D. Bakes      Director                             February 27, 1997
   -----------------------
        Lewis D. Bakes

     /s/ Stuart L. Bell      Director                             February 27, 1997
   -----------------------
        Stuart L. Bell

   /s/ Michael E. Kalogris   Director                             February 27, 1997
   -----------------------
      Michael E. Kalogris