Form 10-Q
period 1997-03-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1997-05-13
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       or
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________



                         Commission file number 0-21519
                                                -------

               International Telecommunication Data Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                Delaware                                                       06-1295986
--------------------------------------------------------------------------    ----------------------------------------------
     (State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

                    225 High Ridge Road, Stamford, CT                                             06905
--------------------------------------------------------------------------    ----------------------------------------------
                (Address of principal executive offices)                                       (Zip Code)



Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 5, 1997
------------------------------         -----------------------------------------

 Common Stock, $.01 par value                   8,486,941 shares

               International Telecommunication Data Systems, Inc.
                                 and Subsidiary

                                    Form 10-Q




                                      Index

Part I.  Financial Information                                          Page No.

Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--March 31, 1997 and December 31, 1996...........1

   Consolidated statements of operations--three months
      ended March 31, 1997 and 1996............................................3

   Consolidated statements of cash flows--three months ended
      March 31, 1997 and 1996..................................................4

   Notes to Consolidated financial statements..................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect
Future Results.................................................................7

Part II.  Other Information

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities................................................10

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

         Signatures...........................................................11

Part I. Financial Information

Item 1. Financial Statements

        International Telecommunication Data Systems, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                                             March 31          December 31
                                                                                               1997                1996
                                                                                        ---------------------------------------
                                                                                            (Unaudited)         (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                                $  1,771,582        $  4,138,575
   Accounts receivable, net of allowances for doubtful accounts of $50,000 and
     52,370 respectively                                                                       3,534,711           3,232,967
   Securities available for sale, at estimated market value                                   27,850,127          25,023,454
   Prepaid expenses, including income taxes in 1997 and 1996                                     821,173           1,503,209
   Short-term investments                                                                         49,978                   -
   Deferred income taxes                                                                          49,000              44,000
                                                                                        ---------------------------------------
Total current assets                                                                          34,076,571          33,942,205



Property and equipment
   Computers, including leased property under capital leases of $1,217,050 and
     $1,863,103, respectively                                                                  3,776,401           2,986,056
   Furniture and fixtures, including leased property under capital leases of $33,119
     in 1997 and 1996                                                                            446,535             446,535
   Trade booth                                                                                   214,390              98,854
   Equipment, including leased property under capital leases of $53,508 in 1997 and
     1996                                                                                        152,996             152,996
   Leasehold improvements                                                                        589,479             589,479
                                                                                        ---------------------------------------
                                                                                               5,179,801           4,273,920
   Less: accumulated depreciation and amortization                                             1,563,155           1,328,228
                                                                                        ---------------------------------------
                                                                                               3,616,646           2,945,692



Other assets:
   Product development costs-at cost, net of accumulated amortization of $689,828 and
     $586,215, respectively                                                                    1,524,758           1,343,727
   Other                                                                                         318,203             165,913
                                                                                        ---------------------------------------
                                                                                               1,842,961           1,509,640
                                                                                        ---------------------------------------
Total assets                                                                                 $39,536,178         $38,397,537
                                                                                        =======================================


See notes to financial statements.


                                                                                             March 31          December 31
                                                                                               1997                1996
                                                                                        ---------------------------------------
                                                                                            (Unaudited)         (See Note)
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                         $  1,162,594        $   685,739
   Accrued expenses and income taxes payable                                                   1,208,367            765,713
   Accrued compensation                                                                          239,702            272,059
   Current portion of accrued rent liability                                                      41,059             41,059
   Current maturities of capital lease obligations                                               371,547            538,238
                                                                                        ---------------------------------------
Total current liabilities                                                                      3,023,269          2,302,808



Accrued rent liability                                                                            60,375             70,639
Capital lease obligations                                                                        269,796            878,432
Deferred income taxes                                                                            515,578            407,000
Other                                                                                                                21,240


Commitments and contingencies                                                                                            --


Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued -
   Common Stock, $.01 par value; 40,000,000 shares authorized, 8,436,941 and
   8,436,504                                                                                          --                 --
     shares issued and outstanding at March 31, 1997 and
     December 31, 1996, respectively                                                              84,369             84,365
   Additional paid-in capital                                                                 43,520,677         43,472,324
   Retained deficit                                                                           (7,740,091)        (8,802,298)
Unrealized loss on securities available for sale                                                (197,795)           (36,973)
                                                                                        ---------------------------------------
Total stockholders' equity                                                                    35,667,160         34,717,478
                                                                                        ---------------------------------------
Total liabilities and stockholders' equity                                                   $39,536,178        $38,397,537
                                                                                        =======================================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                               Three months ended
                                                                                                    March 31
                                                                                              1997            1996
                                                                                        ---------------------------------
Revenue                                                                                     $5,270,367       $3,933,843
Costs and expenses:
   Operating expenses                                                                        1,320,530          920,752
   General, administrative and selling expenses                                              1,541,058        1,326,113
   Depreciation and amortization                                                               346,491          206,027
   Systems development and programming costs                                                   623,686          427,629
                                                                                        ---------------------------------
       Total costs and expenses                                                              3,831,765        2,880,521
                                                                                        ---------------------------------
Operating income                                                                             1,438,602        1,053,322

Other income                                                                                   413,663            7,789
Interest expense                                                                               (48,857)        (108,587)
                                                                                        ---------------------------------

Income before income tax expense                                                             1,803,408          952,524
Income tax expense                                                                             741,201          403,965
                                                                                        ---------------------------------
Net income                                                                                  $1,062,207      $   548,559
                                                                                        =================================

Income per common share:
Net income                                                                              $          .13   $          .09
                                                                                        =================================

Shares used in computing income per common share                                             8,436,693        6,194,171
                                                                                        =================================



See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                           Three months ended March 31
                                                                                              1997              1996
                                                                                        -----------------------------------
Operating activities
Net income                                                                                  $ 1,062,207       $   548,559
Adjustments to reconcile net income cash provided by operating activities:
    Depreciation and amortization                                                               346,491           206,027
    Deferred taxes                                                                              103,578            (2,737)
    Stock option compensation expense                                                            21,000                --
    Change in operating assets and liabilities:
      Accounts receivable                                                                      (301,744)         (911,295)
      Prepaid expenses                                                                          333,841             4,619
      Deferred revenue                                                                                                 --
      Accounts payable, accrued expenses and accrued compensation                               887,153          (231,022)
      Other assets and liabilities, net                                                        (170,507)          (29,654)
                                                                                        -----------------------------------
Net cash provided by (used for) operating activities                                          2,282,019          (415,503)

Investing activities
Capital expenditures                                                                         (1,551,932)               --
Purchased securities available for sale                                                      (2,987,496)               --
Purchase of investments                                                                          (1,783)           (3,517)
Proceeds from maturities of investments                                                         300,000                --
Product development costs                                                                      (284,644)         (168,592)
                                                                                        -----------------------------------
Net cash used for investing activities                                                       (4,525,855)         (172,109)

Financing activities
Principal payments on long-term debt and notes payable                                               --           (34,079)
Principal payments on capital lease obligations                                                (129,275)          (90,496)
Proceeds from sale of common stock                                                                6,118                --
                                                                                        -----------------------------------
Net cash used for financing activities                                                         (123,157)         (124,575)

Net decrease in cash and cash equivalents                                                    (2,366,993)         (712,187)
Cash and cash equivalents at beginning of period                                              4,138,575         1,172,692
                                                                                        -----------------------------------
Cash and cash equivalents at end of period                                                   $1,771,582       $   460,505
                                                                                        ===================================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                    $    48,857       $   108,587
Cash paid during the period for taxes                                                       $   154,205       $   100,080

Supplemental disclosure of noncash financing activities:

Capital lease  obligations  totaling $161,274 in the three months ended March 31, 1996 were incurred for the acquisition of new equipment.




See notes to financial statements.

        International Telecommunication Data Systems, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1996.

Consolidation:

The consolidated financial statement include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

On February 28, 1997, the Company announced it signed a five year contract with MCOMCAST to provide service bureau billing services from ITDS' data processing facility to be located in Sao Paulo, Brazil. Under the term of the agreement ITDS LTDA, a Brazilian limited liability corporation and wholly owned subsidiary of ITDS, will install the 10X billing and customer care management information systems at MCOMCAST's facility in Sao Paulo, Brazil. The ITDS data center, staffed with ITDS LTDA employees, will be responsible for the production and execution of all message processing and billing functions for MCOMCAST.
The operating results of this entity have not been significant.

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

        International Telecommunication Data Systems, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements



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

4. Earnings Per Share

Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive. Common and common equivalent shares issued during the year prior to the IPO at prices below the IPO price are included in the calculations, using the treasury stock method, as if they were outstanding for all periods presented.

The weighted average shares for the three ended March 31, 1996 were based on the equivalent weighted average shares as though the recapitalization discussed in
Note 2 occurred prior to that date.

5. Subsequent Event

The Company completed an offering of 1,000,000 shares of its common stock in April 1997. Of the 1,000,000 shares of common stock, par value $.01 per share, the Company offered 50,000 shares and 950,000 were offered by selling stockholders. The Company received $327,000 after deducting offering expenses. ITDS did not receive any proceeds from the sale of shares by the selling stockholders.

For further details see the Company's Registration Statement on Form S-1 (Registration No. 333-22567) declared effective by the SEC on March 27, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results


ITDS provides comprehensive transactional billing and management information solutions to providers of wireless, long distance and satellite telecommunications services. The Company, founded in 1990, uses its robust and flexible proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. The Company provides its services to customers under exclusive contracts with terms typically ranging from three to five years and bills customers monthly, typically on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

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

Revenue. Revenue increased by 34.0% to $5,270,367 in the first quarter of 1997 from $3,933,843 in the first quarter of 1996. The increases were due primarily to the addition of new customers and the growth of continued revenue from existing customers.

Operating Expenses. Operating expenses increased 43.4% from $920,752 in the first quarter of 1996 to $1,320,530 for the three months ended March 31, 1997. These increases were primarily due to the growth in revenue.

General, Administrative and Selling Expenses. During the first 3 months of 1997, general, administrative and selling expenses increased 16.2% or $214,945 from $1,326,113 for the three months ended March 31, 1996 to $1,541,058 in the comparable period in 1997. The increases were in office expenses of $141,860, employee compensation and benefits, including employment agency fees, of $128,760, outside consultation of $111,091, rent expense of $48,895 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $351,216.

The Company expects that its general, administrative and selling expenses will increase as it continues to expand its direct sales force and its marketing activities.

Depreciation and Amortization. Depreciation and amortization increased 68.2% from $206,027 in the first quarter of 1996 to $346,491 in the first quarter of 1997. This increase was primarily due to the purchase of computer equipment and the increased spending on software development related to the enhancement of the Company's ITDS 10X system to support Unix based file servers and the further development of its integrated billing and management information system.

Systems Development and Programming Costs. Systems development and programming costs increased 45.85% from $427,629 for the three months ended March 31, 1996 to $623,686 in the respective 1997 period. As a percentage of revenue, systems development and programming costs increased from 10.9% for the three months ended March 31, 1996 to 11.8% for the same period in 1997. These increases were due primarily to increased programming support required by customers and additional software features offered on the Company's integrated system. These increases were primarily due to increased program support required by customers and additional software features offered on the Company's integrated system.

Interest Expense. Interest expense decreased 55.0% from $108,587 for the first quarter of 1996 to $48,857 in the first quarter of 1997. This decrease was the result of lower overall debt and capital lease balances in 1997.

Income Tax Expense. The effective tax rate decreased to 41.1% for the three months ended March 31, 1997 from 42.4% for the comparable period in 1996. This decrease was due primarily to the elimination of non-deductible expenses.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of debt and equity securities, cash generated from operations, equipment financing leases and the receipt of the proceeds from the IPO.

As of March 31, 1997, the Company had $1,771,582 of cash and cash equivalents, $27,850,127 in securities available for sale, $49,978 in short-term investments, $3,534,711 in net trade accounts receivable, and $31,053,302 of working capital.

Net cash decreased by $2,366,993 for the three months ended March 31, 1997. This decrease is principally a result of purchases of securities available for sale, capital expenditures and an increase in accounts receivable, product development costs and principal payments on capital lease obligations. Offsetting these uses of funds were increases in depreciation and amortization, accounts payable, accrued expenses, and proceeds from the maturities of investments.

The Company has an available line of credit, dated September 19, 1996, from First Union Bank in the amount of $250,000 under which no amounts are currently outstanding under this line. In conjunction with such line of credit, the Company has granted to First Union a security interest in substantially all of its assets other than intellectual property.

The Company believes that its existing capital resources are adequate to meet its cash requirements for the foreseeable future. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

The Company may seek additional funding through public or private financing. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

To date, inflation has not had a significant impact on the Company's operations.

Certain Factors That May Affect Future Results

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires a disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material effect on the financial statements.

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

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-22567) declared effective by the SEC on March 27, 1997.

Part II: Other Information

Item 1.

Legal Proceedings

The Company is not a party to any material legal proceedings.



Item 2.

Changes in Securities

None



Item 3.

Defaults Upon Senior Securities

None.



Item 4.

Submission of Matters to a Vote of Security Holders

None



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


                        International Telecommunication
                               Data Systems, Inc.
              ------------------------------------------------------
                                  (Registrant)


         By                    /s/ Mark D. Spitzer
              ------------------------------------------------------
                                 Mark D. Spitzer
                            Executive Vice President
                            (Chief Financial Officer)