Form 10-Q
period 1997-06-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1997-08-07
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________



                         Commission file number 0-21519
                                                -------


               International Telecommunication Data Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



                             Delaware                                               06-1295986
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. employer identification no.)


               225 High Ridge Road, Stamford, CT                                      06905
--------------------------------------------------------------        -------------------------------------
           (Address of principal executive offices)                                 (Zip Code)



Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at July 31, 1997
----------------------------                  ----------------------------

Common Stock, $.01 par value                             8,488,241

               International Telecommunication Data Systems, Inc.
                                 and Subsidiary

                                    Form 10-Q


                                      Index


Part I.  Financial Information                                                                        Page No.

Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--June 30, 1997 and December 31, 1996.........................................1

   Consolidated statements of operations--three months and six months ended June 30, 1997 and 1996..........................................................................3

   Consolidated statements of cash flows--six months ended
      June 30, 1997 and 1996................................................................................4

   Notes to Consolidated financial statements...............................................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results...................................7


Part II.  Other Information

Item 1.  Legal Proceedings.................................................................................10

Item 2.  Changes in Securities.............................................................................10

Item 3.  Defaults Upon Senior Securities...................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...............................................10

Item 5.  Other Information.................................................................................10

Item 6.  Exhibits and Reports on Form 8-K..................................................................10

         Signatures........................................................................................11


Part I. Financial Information

Item 1. Financial Statements

        International Telecommunication Data Systems, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                                      June 30          December 31
                                                                                       1997                1996
                                                                                ---------------------------------------
                                                                                    (Unaudited)         (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                        $  2,290,884        $  4,138,575
   Accounts receivable, net of allowances for doubtful accounts
     of $133,291 and $52,370 respectively                                              4,140,606           3,232,967
   Securities available for sale, at estimated market value                           25,706,039          25,023,454
   Prepaid expenses, and other current assets                                          1,196,532           1,503,209
   Deferred income taxes                                                                 109,446              44,000
                                                                                ---------------------------------------
Total current assets                                                                  33,443,507          33,942,205



Property and equipment
   Computers, including leased property under capital leases of
     $1,217,050 and $1,863,103, respectively                                           4,207,957           2,986,056
   Furniture and fixtures, including leased property under capital
     leases of $33,119 in 1997 and 1996                                                  446,535             446,535
   Trade booth                                                                           214,390              98,854
   Equipment, including leased property under capital leases of
     $53,508 in 1997 and 1996                                                            152,996             152,996
   Leasehold improvements                                                                589,479             589,479
                                                                                ---------------------------------------
                                                                                       5,611,357           4,273,920
   Less: accumulated depreciation and amortization                                     1,823,737           1,328,228
                                                                                ---------------------------------------
                                                                                       3,787,620           2,945,692




Other assets:
   Product development costs-at cost, net of accumulated amortization
     of $817,092 and $586,215, respectively                                            1,870,514           1,343,727
   Other                                                                                 376,712             165,913
                                                                                ---------------------------------------
                                                                                       2,247,226           1,509,640
                                                                                ---------------------------------------
Total assets                                                                        $ 39,478,353        $ 38,397,537
                                                                                =======================================



See notes to financial statements.


                                                                                             June 30           December 31
                                                                                               1997                1996
                                                                                        ---------------------------------------
                                                                                            (Unaudited)         (See Note)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                          $   353,261        $   685,739
   Accrued expenses and income taxes payable                                                     370,413            765,713
   Accrued compensation                                                                          319,132            272,059
   Current portion of accrued rent liability                                                      41,059             41,059
   Current maturities of capital lease obligations                                               354,452            538,238
                                                                                        ---------------------------------------
Total current liabilities                                                                      1,438,317          2,302,808


Accrued rent liability                                                                            50,110             70,639
Capital lease obligations                                                                        194,823            878,432
Deferred income taxes                                                                            700,313            407,000
Other                                                                                                  -             21,240




Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued                           -                  -
   Common Stock, $.01 par value; 40,000,000 shares authorized, 8,486,941 and 8,436,504 shares issued and outstanding at June 30, 1997 and
     December 31, 1996, respectively                                                              84,869             84,365
   Additional paid-in capital                                                                 44,007,531         43,472,324
   Retained deficit                                                                           (6,662,022)        (8,802,298)
   Unearned compensation                                                                        (293,760)                 -
Unrealized loss on securities available for sale                                                 (41,828)           (36,973)
                                                                                        ---------------------------------------
Total stockholders' equity                                                                    37,094,790         34,717,418
                                                                                        ---------------------------------------
Total liabilities and stockholders' equity                                                   $39,478,353        $38,397,537
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

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                               Three months ended                Six months ended
                                                                    June 30                           June 30
                                                             1997             1996             1997             1996
                                                        -------------------------------------------------------------------
Revenue                                                     $5,362,006      $3,930,798       $10,632,373       $7,864,641
Costs and expenses:
   Operating expenses                                        1,363,854         926,966         2,684,384        1,847,718
   General, administrative and selling expenses              1,542,543       1,356,906         3,083,601        2,683,019
   Depreciation and amortization                               387,847         231,681           734,338          437,708
   Systems development and programming costs                   647,111         536,761         1,270,797          964,390
                                                        -------------------------------------------------------------------
       Total costs and expenses                              3,941,355       3,052,314         7,773,120        5,932,835
                                                        -------------------------------------------------------------------
Operating income                                             1,420,651         878,484         2,859,253        1,931,806

Other income                                                   427,600           5,026           841,263           12,815
Interest expense                                               (28,370)       (109,829)          (77,227)        (218,416)
                                                        -------------------------------------------------------------------

Income before income tax expense                             1,819,881         773,681         3,623,289        1,726,205
Income tax expense                                             741,811         328,035         1,483,012          732,000
                                                        -------------------------------------------------------------------
Net income                                                  $1,078,070      $  445,646       $ 2,140,277       $  994,205
                                                        ===================================================================

Income per common share:
Net income                                                  $      .13      $      .07       $       .25       $      .16
                                                        ===================================================================

Shares used in computing income per common share             8,483,095       6,194,171         8,460,022        6,194,171
                                                        ===================================================================



See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Six months ended June 30
                                                                             1997              1996
                                                                       -----------------------------------
Operating activities
Net income                                                                 $ 2,140,277        $  994,205
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization                                              734,338           437,708
    Gain on disposal of equipment                                                    -              (400)
    Deferred taxes                                                             227,867           107,079
    Change in operating assets and liabilities:
      Accounts receivable                                                     (907,639)         (985,069)
      Prepaid expenses                                                         (41,518)              464
      Deferred revenue                                                               -           200,000
      Accounts payable and accrued expenses                                   (680,705)         (202,008)
      Other assets and liabilities, net                                       (239,282)          (68,143)
                                                                       -----------------------------------
Net cash provided by operating activities                                    1,233,338           483,836

Investing activities
Capital expenditures                                                        (1,983,490)              400
Purchase of securities available for sale                                   (2,982,440)                -
Proceeds from disposal of securities available for sale                      2,295,000                 -
Purchase of investments                                                         (1,805)         (295,130)
Proceeds from maturities of investments                                        350,000           250,000
Product development costs                                                     (757,664)         (342,048)
                                                                       -----------------------------------
Net cash used for investing activities                                      (3,080,399)         (386,778)

Financing activities
Unearned compensation                                                           42,000                 -
Principal payments on long-term debt and notes payable                               -           (74,710)
Principal payments on capital lease obligations                               (221,341)         (163,050)
Proceeds from sale of common stock                                             178,711                 -
                                                                       -----------------------------------
Net cash used for financing activities                                            (630)         (237,760)
                                                                       -----------------------------------

Net decrease in cash and cash equivalents                                   (1,847,691)         (140,702)
Cash and cash equivalents at beginning of period                             4,138,575         1,172,692
                                                                       -----------------------------------
Cash and cash equivalents at end of period                                 $ 2,290,884        $1,031,990
                                                                       ===================================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                   $    77,227        $  218,416
Cash paid during the period for taxes                                      $ 1,404,205        $  525,080




See notes to financial statements.

        International Telecommunication Data Systems, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1996.

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

        International Telecommunication Data Systems, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements


2. Public Offering (continued)

The Company completed an offering of 1,000,000 shares of its common stock in April 1997. Of the 1,000,000 shares of common stock, par value $.01 per share, the Company offered 50,000 shares and 950,000 were offered by selling stockholders. The Company received $172,593 after deducting offering expenses. ITDS did not receive any proceeds from the sale of shares by the selling stockholders.

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

The weighted average shares for the three and six-month periods three ended June 30, 1996 were based on the equivalent weighted average shares as though the recapitalization discussed in Note 2 occurred prior to that date.

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

Revenue. Revenue increased by 36.4% to $5,362,006 in the second quarter of 1997 from $3,930,798 in the second quarter of 1996. For the six months ended June 30, 1997 revenue increased by 35.2% to $10,632,373 from $7,864,641 in the comparable period in 1996. The increases were due primarily to the addition of new customers and the growth of continued revenue from existing customers.

Operating Expenses. Operating expenses increased 47.1% from $926,966 in the second quarter of 1996 to $1,363,854 for the three months ended June 30, 1997. Operating expenses increased 45.3% from $1,847,718 to $2,684,384 for the June year to date periods of 1996 and 1997, respectively. These increases were primarily due to increased service and support necessary for the growing client base.

General, Administrative and Selling Expenses. General, administrative and selling expenses increased 13.7% from $1,356,906 to $1,542,543 in the second quarters of 1996 and 1997, respectively. This increase was due to office expenses of $22,898, rent expense of $76,247, employee compensation and benefits of $190,145, outside consultation of $173,604 and various miscellaneous expenses. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $348,317. During the first six months of 1997, general, administrative and selling expenses increased 14.9% or $400,582 from $2,683,019 to $3,083,601 over the comparable period in 1996. The increases were in office expenses of $164,764, employee compensation and benefits of $318,905, outside consultation of $284,695, rent expense of $125,143 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management of approximately $699,533.

The Company expects that its general, administrative and selling expenses will increase as it continues to expand its direct sales force and its marketing activities.

Depreciation and Amortization. Depreciation and amortization increased 67.4% from $231,681 in the second quarter of 1996 to $387,847 in the second quarter of 1997. For the six month period of 1997 depreciation and amortization increased 67.8% over the comparable period in 1996. This increase was primarily due to the purchase of computer equipment and the increased spending on software development related to the enhancement of the Company's ITDS 10X system to support Unix based file servers and the further development of its integrated billing and management information system.

Systems Development and Programming Costs. Systems development and programming costs increased 20.6% from $536,761 for the three months ended June 30, 1996 to $647,111 in the respective 1997 period and 31.8% for the first six months of 1996 from $964,390 to $1,270,797 for the same period in 1997. This increase was due to additional program support required by customers and additional software features offered on the Company's integrated system. As a percentage of revenue, systems development and programming costs decreased from 13.7% for the three months ended June 30, 1996 to 12.1% for the same period in 1997, on a year to date basis the percentage decreased from 12.3% to 12.0% for the comparable periods.

Interest Expense. Interest expense decreased 74.2% from $109,829 for the second quarter of 1996 to $28,370 in the second quarter of 1997. Interest expense decreased on a year to date basis 64.6% from $218,416 in 1996 to $77,227 in 1997. These decreases were due to the Company reducing their outstanding debt and capital leases in 1997.

Income Tax Expense. The effective tax rate decreased to 40.8% for the three months ended June 30, 1997 from 42.4% for the comparable period in 1996. On a year to date basis income tax expense decreased from 42.4% to 40.9% as a result of elimination of non-deductible expenses.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of debt and equity securities, cash generated from operations, equipment financing leases and the receipt of the proceeds from the IPO.

As of June 30, 1997, the Company had $2,290,884 of cash and cash equivalents, $25,706,039 in securities available for sale, $4,140,606 in net trade accounts receivable, and $32,005,190 of working capital.

Net cash decreased by $1,847,691 for the six months ended June 30, 1997. This decrease is principally a result of capital expenditures, an increase in accounts receivable, product development cost, principal payments on capital lease obligations and purchases of securities available for sale. Offsetting these uses of funds were increases in depreciation and amortization, proceeds from the sale of investments and deferred taxes.

The Company has an available line of credit, dated September 19, 1996, from First Union Bank in the amount of $250,000 under which no amounts are currently outstanding. In conjunction with such line of credit, the Company has granted to First Union a security interest in substantially all of its assets other than intellectual property.

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

Certain Factors That May Affect Future Results

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No. 128 requires disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Company plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a material effect on the financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company is studying the application of the disclosure provisions, these statements will not affect its consolidated financial position or results of operations.

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

Defaults Upon Senior Securities

None.


Item 4.

Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 8, 1997, the following proposals were adopted by the vote specified below:


                                                         Against or                    Broker Non-
         Proposal                          For           Withheld       Abstain           Votes
1.       Election of Directors:
         Stuart L. Bell                 6,999,742        50,300           -                 -
         Michael E. Kalogris            6,999,742        50,300           -                 -

2.       Ratification of Ernst          7,049,742           300           -                 -
         & Young LLP as
         independent auditors



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