Form 10-Q
period 1997-09-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1997-11-03
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________



                         Commission file number 0-21519
                                                -------
               International Telecommunication Data Systems, Inc.
              ----------------------------------------------------
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



Registrant's telephone number, including area code (203) 329-3300
                                                   ----------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at October 24, 1997
----------------------------            -------------------------------------

Common Stock, $.01 par value                         8,521,718

               International Telecommunication Data Systems, Inc.
                                 and Subsidiary

                                    Form 10-Q




                                      Index

Part I.  Financial Information                                                                                    Page No.
Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--September 30, 1997 and December 31, 1996.................................................1

   Consolidated statements of operations--three months and nine months ended September 30, 1997 and 1996.................................................................................3

   Consolidated statements of cash flows--nine months ended
      September 30, 1997 and 1996.......................................................................................4

   Notes to consolidated financial statements...........................................................................5

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

Item 1.  Legal Proceedings.............................................................................................10

Item 2.  Changes in Securities.........................................................................................10

Item 3.  Defaults Upon Senior Securities...............................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................10

Item 5.  Other Information.............................................................................................10

Item 6.  Exhibits and Reports on Form 8-K..............................................................................10

         Signatures....................................................................................................11


Part I. Financial Information

Item 1. Financial Statements

        International Telecommunication Data Systems, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                           September 30        December 31
                                                                                               1997                1996
                                                                                        ---------------------------------------
                                                                                            (Unaudited)         (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                                $  3,715,309        $  4,138,575
   Accounts receivable, net of allowances for doubtful accounts of $136,422 and
     $52,370 respectively                                                                      5,389,401           3,232,967
   Securities available for sale, at estimated market value                                   25,499,540          25,023,454
   Prepaid expenses, and other current assets                                                    515,441           1,503,209
   Deferred income taxes                                                                         122,238              44,000
                                                                                        ---------------------------------------
Total current assets                                                                          35,241,929          33,942,205



Property and equipment
   Computers, including leased property under capital leases of $1,217,050 and
     $1,863,103, respectively                                                                  4,649,798           2,986,056
   Furniture and fixtures, including leased property under capital leases of $33,119
     in 1997 and 1996                                                                            446,535             446,535
   Trade booth                                                                                   214,390              98,854
   Equipment, including leased property under capital leases of $53,508 in 1997 and
     1996                                                                                        152,996             152,996
   Leasehold improvements                                                                        589,479             589,479
                                                                                        ---------------------------------------
                                                                                               6,053,198           4,273,920
   Less: accumulated depreciation and amortization                                             2,089,003           1,328,228
                                                                                        ---------------------------------------
                                                                                               3,964,195           2,945,692




Other assets:
   Product development costs-at cost, net of accumulated amortization of $979,768 and
     $586,215, respectively                                                                    2,337,671           1,343,727
   Other                                                                                         422,085             165,913
                                                                                        ---------------------------------------
                                                                                               2,759,756           1,509,640
                                                                                        ---------------------------------------
Total assets                                                                                 $41,965,880         $38,397,537
                                                                                        =======================================


                                                                                           September 30        December 31
                                                                                               1997                1996
                                                                                        ---------------------------------------
                                                                                            (Unaudited)         (See Note)
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                                        $     608,277        $   685,739
   Accrued expenses and income taxes payable                                                     692,811            765,713
   Accrued compensation                                                                          493,963            272,059
   Current portion of accrued rent liability                                                      41,059             41,059
   Current maturities of capital lease obligations                                               316,998            538,238
                                                                                        ---------------------------------------
Total current liabilities                                                                      2,153,108          2,302,808



Accrued rent liability                                                                            39,845             70,639
Capital lease obligations                                                                        134,633            878,432
Deferred income taxes                                                                            991,734            407,000
Other                                                                                                  -             21,240




Stockholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued                           -                  -
   Common Stock, $.01 par value; 40,000,000 shares authorized, 8,504,800 and
     8,436,504 shares issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively                                                              85,048             84,365
   Additional paid-in capital                                                                 44,258,281         43,472,324
   Retained deficit                                                                           (5,421,606)        (8,802,298)
   Unearned compensation                                                                        (272,760)                 -
Unrealized loss on securities available for sale                                                  (2,403)           (36,973)
                                                                                        ---------------------------------------
Total stockholders' equity                                                                    38,646,560         34,717,418
                                                                                        ---------------------------------------
Total liabilities and stockholders' equity                                                   $41,965,880        $38,397,537
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

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                     Three months ended                Nine months ended
                                                                        September 30                     September 30
                                                                   1997             1996             1997             1996
                                                              -------------------------------------------------------------------
Revenue                                                           $6,038,577      $4,139,061       $16,670,950      $12,003,702
Costs and expenses:
   Operating expenses                                              1,309,159       1,227,419         3,993,543        3,075,137
   General, administrative and selling expenses                    1,735,956       2,327,144         4,819,557        5,010,163
   Depreciation and amortization                                     427,941         304,934         1,162,279          742,642
   Systems development and programming costs                         906,123         552,172         2,176,920        1,516,562
                                                              -------------------------------------------------------------------
       Total costs and expenses                                    4,379,179       4,411,669        12,152,299       10,344,504
                                                              -------------------------------------------------------------------
Operating income (loss)                                            1,659,398        (272,608)        4,518,651        1,659,198

Other income                                                         464,382           9,160         1,305,645           21,975
Interest expense                                                     (23,873)       (118,169)         (101,100)        (336,585)
                                                              -------------------------------------------------------------------

Income (loss) before income tax expense                            2,099,907        (381,617)        5,723,196        1,344,588
Income tax expense (benefit)                                         859,492        (141,838)        2,342,504          590,162
                                                              -------------------------------------------------------------------
Net income (loss)                                                 $1,240,415      $ (239,779)      $ 3,380,692      $   754,426
                                                              ===================================================================

Income (loss) per common share:
Net income (loss)                                                 $      .15      $     (.04)      $       .40      $       .12
                                                              ===================================================================

Shares used in computing income (loss) per common share
                                                                   8,498,383       6,194,171         8,472,889        6,194,171
                                                              ===================================================================



See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine months ended September 30
                                                                                              1997              1996
                                                                                       ------------------------------------
Operating activities
Net income before extraordinary loss                                                       $  3,380,692       $   754,426
Adjustments to reconcile net income before extraordinary loss to net cash provided by operating activities:
    Depreciation and amortization                                                             1,162,279           742,642
    Gain on disposal of equipment                                                                     -              (400)
    Deferred taxes                                                                              506,496           157,079
    Compensation paid in common stock                                                                 -           634,548
    Change in operating assets and liabilities:
      Accounts receivable                                                                    (2,156,434)       (1,355,862)
      Prepaid expenses                                                                          639,573          (404,599)
      Deferred revenue                                                                                -           160,000
      Accounts payable, accrued expenses and accrued compensation                                71,541           (24,603)
      Other assets and liabilities, net                                                        (304,852)          (63,070)
                                                                                       ------------------------------------
Net cash provided by operating activities                                                     3,299,295           600,161

Investing activities
Capital expenditures                                                                         (2,425,331)          (64,388)
Proceeds from sale of equipment                                                                       -               400
Purchase of securities available for sale                                                   (27,779,681)                -
Purchase of investments                                                                          (1,805)         (349,347)
Proceeds from maturities of investments                                                         350,000           300,000
Proceeds from securities available for sale                                                  27,338,165                 -
Product development costs                                                                    (1,377,562)         (600,920)
                                                                                       ------------------------------------
Net cash used for investing activities                                                       (3,896,214)         (714,255)

Financing activities
Unearned compensation                                                                            63,000                 -
Principal payments on long-term debt and notes payable                                                -           (92,773)
Principal payments on capital lease obligations                                                (318,987)         (304,155)
Proceeds from sale of Common Stock                                                              429,640                 -
Dividends paid                                                                                        -           (36,000)
                                                                                       ------------------------------------
Net cash provided (used) for financing activities                                               173,653          (432,928)
                                                                                       ------------------------------------

Net decrease in cash and cash equivalents                                                      (423,266)         (547,022)
Cash and cash equivalents at beginning of period                                              4,138,575         1,172,692
                                                                                       ------------------------------------
Cash and cash equivalents at end of period                                                 $  3,715,309      $    625,670
                                                                                       ====================================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                   $    101,100      $    336,585
Cash paid during the period for taxes                                                         1,659,205           825,882



See notes to financial statements.

        International Telecommunication Data Systems, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1996.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The weighted average shares for the three and nine-month periods ended September 30, 1996 were based on the equivalent weighted average shares as though the recapitalization discussed in Note 2 occurred prior to that date.

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

Revenue. Revenue increased by 45.9% to $6,038,577 in the third quarter of 1997 from $4,139,061 in the third quarter of 1996. For the nine months ended September 30, 1997 revenue increased by 38.9% to $16,670,950 from $12,003,702 in the comparable period in 1996. The increases were due primarily to the addition of new customers and the growth of revenue from existing customers due to the growth in their subscriber base.

Operating Expenses. Operating expenses increased 6.7% from $1,227,419 in the third quarter of 1996 to $1,309,159 for the three months ended September 30, 1997. Operating expenses increased 29.9% from $3,075,137 to $3,993,543 for the September year to date periods of 1996 and 1997, respectively. These increases were primarily due to increased service and support necessary for the growing client base.

General, Administrative and Selling Expenses. General, administrative and selling expenses decreased 25.4% from $2,327,144 to $1,735,956 in the third quarters of 1996 and 1997, respectively. This decrease was primarily due to a decrease in stock option expense of $888,548, and salaries and bonuses paid to senior management of $245,331. These decreases were partially offset by increases in rent expense of $80,337, insurance expense of $108,527, marketing expenses of $51,911, outside programming consultants of $149,695 and various miscellaneous expenses. During the first nine months of 1997, general, administrative and selling expenses decreased 3.8% or $190,606 from $5,010,163 to $4,819,557 over the comparable period in 1996. The decreases were in salaries and bonuses paid to senior management of $930,992 and stock option expense of $846,548. These expenses were partially offset by increases in employee compensation and benefits of $531,310, outside programming consultants of $434,391, rent expense of $205,479, marketing expenses of $133,373 and office expense of $131,033.

The Company expects that its general, administrative and selling expenses will increase as it continues to expand its direct sales force and its marketing activities.

Depreciation and Amortization. Depreciation and amortization increased 40.3% from $304,934 in the third quarter of 1996 to $427,941 in the third quarter of 1997. For the nine month period of 1997 depreciation and amortization increased 56.5% over the comparable period in 1996. These increases were primarily due to the purchase of computer equipment and the increased spending on product development related to the enhancement of the Company's ITDS 10X system to support Unix based file servers and the further development of its integrated billing and management information system.

Systems Development and Programming Costs. Systems development and programming costs increased 64.1% from $552,172 for the three months ended September 30, 1996 to $906,123 in the respective 1997 period and 43.5% for the first nine months of 1996 from $1,516,562 to $2,176,920 for the same period in 1997, due primarily to increased programming support required by customers. As a percentage of revenue, systems development and programming costs increased from 13.3% for the three months ended September 30, 1996 to 15.0% for the same period in 1997, on a year to date basis the percentage increased from 12.6% to 13.1% for comparable periods. The increases were due to additional software features offered and under development by the Company.

Interest Expense. Interest expense decreased 79.8% from $118,169 for the third quarter of 1996 to $23,873 in the third quarter of 1997. Interest expense decreased on a year to date basis 70.0% from $336,585 in 1996 to $101,100 in 1997. These decreases were due to the Company reducing outstanding debt and capital leases in 1997.

Income Tax Expense. The Company's effective tax rate in 1997 is 40.9% as compared to 43.9% in 1996. This reduction is partially a result of the elimination of a non-deductible expense and reduced state income taxes.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of debt and equity securities, cash generated from operations, equipment financing leases and the receipt of the proceeds from the IPO.

As of September 30, 1997, the Company had $3,715,309 of cash and cash equivalents, $25,499,540 in securities available for sale, $5,389,401 in net trade accounts receivable, and $33,088,821 of working capital.

Net cash decreased by $423,266 for the nine months ended September 30, 1997. This decrease is principally a result of an increase in accounts receivable, capital expenditures, product development cost and principal payments on capital lease obligations. Offsetting these uses of funds were increases in depreciation and amortization, decrease in prepaid expenses, and an increase in the deferred tax asset.

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

None.


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


                                          International Telecommunication
                                                Data Systems, Inc.
                                       ----------------------------------------
                                                   (Registrant)


                                   By           /s/ Alan K. Greene
                                       ----------------------------------------
                                                  Alan K. Greene
                                                  Vice President
                                             (Chief Financial Officer)