Form 10-Q/A
period 1997-09-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1997-11-14
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

               International Telecommunication Data Systems, Inc.
                                 and Subsidiary

                                   Form 10-Q/A

     The undersigned registrant hereby amends Item 2 of Part II of its Quarterly Report on Form 10-Q, filed with the Commission on November 3, 1997, to read in its entirety as follows:

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

     This Item 2 contains information with respect to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

     (1) The effective date of the Company's Registration Statement on Form S-1 (File No. 333-11045) (the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was October 24, 1996.

     (2)  The date on which the Offering commenced was October 24, 1996.

     (3)  Not applicable.

     (4) (i) The Offering terminated after the sale of all securities registered pursuant to the Registration Statement. The initial closing of the Offering occurred on October 30, 1996, and the closing of the over-allotment portion of the Offering occurred on November 18, 1996.

         (ii)  The managing underwriters of the Offering were:

                    Lehman Brothers
                    Cowen & Company

         (iii) The Company registered Common Stock, $.01 par value per share, pursuant to the Registration Statement.

          (iv) For the account of the Company, (a) 2,200,000 shares of Common Stock were registered pursuant to the Registration Statement, (b) the aggregate Offering price of the amount registered was $35,200,000, (c) the amount sold pursuant to the Offering was 2,200,000 shares of Common Stock and (d) the aggregate Offering price of the amount sold was $35,200,000.

               For the accounts of the Selling Stockholders in the Offering,
               (a) 866,667 shares of Common Stock were registered pursuant to the Registration Statement, (b) the aggregate Offering price of the amount registered was $13,866,672, (c) the amount sold pursuant to the Offering was 866,667 shares of Common Stock and
               (d) the
               aggregate Offering price of the amount sold was $13,866,672.

          (v) In connection with the Offering, the Company made direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company as follows:

               Underwriting Discounts and Commissions            $3,434,667
               Other Expenses                                     1,056,253
                                                                 ----------
               Total Expenses                                    $4,490,920
                                                                 ==========


          (vi) The net Offering proceeds to the Company after deducting the total expenses described in (v) above were $30,709,080.

         (vii) From the effective date of the Registration Statement through September 30, 1997, the Company has used the net Offering proceeds to the Company as follows:

               Repayment of indebtedness                 $3,099,772
               Working capital                            2,109,768*
               U.S. Treasury bills                       24,800,065
               U.S. Treasury notes                          699,475
                                                        -----------
                                                        $30,709,080
                                                        ===========

               *Estimate

               All of the above-listed payments were direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

        (viii) Not applicable.

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