Form 10-K
period 1997-12-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1998-03-10
CIK 867889

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    (Mark One)


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 [No Fee Required]
     For the transition period from           to

                           Commission File No. 0-21519



                         INTERNATIONAL TELECOMMUNICATION
                               DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
                               ----------------

             Delaware                                 06-1295986
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

          225 High Ridge Road,                          06905
         Stamford, Connecticut                        (Zip Code)
(Address of principal executive offices)


      (203) 329-3300 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant as of February 24, 1998:

     Common Stock, $.01 par value -- $270,387,356.25

     The number of shares outstanding of the issuer's common stock as of February 24, 1998 (adjusted to reflect three-for-two stock split to be effected on March 9, 1998):

     Common Stock, $.01 par value -- 13,418,257 shares

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 13, 1998 are incorporated by reference into Part III of this Report.

================================================================================

Item 1--Business

     ITDS is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

     In recent years, the telecommunications services industry has experienced rapid growth and dramatic change, ranging from the introduction of such new technologies as cellular, PCS and satellite communications, to new features and services, in a wide variety of combinations and at a great diversity of prices. The Company's systems are designed to respond to the dynamic requirements of this market for cost-effective transactional billing solutions by drawing on the Company's core technology and significant human resources. The Company's software currently supports both of the two predominant cellular telecommunications protocols, Advanced Mobil Phone Systems ("AMPS"), an analog service predominant in the U.S., and the Global System for Mobile Communication ("GSM"), an international digital service, as well as other emerging digital standards, such as TDMA and CDMA.

     The Company's advanced billing and management information systems form the foundation for its suite of applications that provide not only subscriber billing and service support, but also the means to automate subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, credit management, inventory management and data archiving. Its systems architecture permits providers to draw on those features and functions most appropriate to their specific requirements. The Company's software and services allow its customers to address the demands of a rapidly evolving marketplace by enabling them to develop and support innovative rate and feature offerings without the delay and cost associated with reconfiguring their billing and information systems; to identify and respond to subscriber demands through analysis of billing and subscriber databases; to reduce costs with accurate and timely receivables information; and to manage the subscriber relationship in a comprehensive and cost-effective manner.

Industry Background

     General

     The U.S. telecommunications services industry currently generates approximately $222 billion in annual revenue and has experienced rapid change and greatly increased competition in recent years. Deregulation and rapid technological advances are resulting in convergence of previously separate segments of the telecommunications market. Markets that were once rigidly segmented by service within geographical areas are converging into a single, world-wide communications market, which includes both traditional service providers and a variety of new participants. Each segment of these converging markets is experiencing significant growth, increased complexity in service offerings and greater competition.

     Rapidly evolving technical changes have dramatically increased the features and services available to subscribers. These changes have ranged from the evolution of entirely new communications media, such as satellite transmission, to innovative services, such as PCS, to a rapidly evolving and growing range of vertical services such as short message services, voice mail and paging. For example, many cellular providers are now offering such innovative features as group ringing, which initiates a call on all of an individual's lines (whether business, personal or mobile) and connects the call as soon as one line is answered, and cell site sensitive billing, which, for example, enables carriers to apply local wireline rates for calls to or from a telephone within the vicinity of the subscriber's home or business and apply cellular rates elsewhere. Improved switching technology is permitting local exchange telecommunications services providers to offer a variety of new features and services to their subscribers such as call delivery beyond the subscriber's home area, call waiting, voice mail and others.

     Internationally, privatization and deregulation are resulting in similar increases in competition, the emergence of newly authorized telecommunications providers, and the provision of additional features over a variety of media.

     Wireless Communications

     The Cellular Telecommunications Industry Association ("CTIA") estimates that the number of cellular subscribers in the United States increased from 500,000 in June 1986 to 55.9 million in December 1997. In the twelve months ended June 1997, wireless providers generated more than $26 billion in revenue in the United States. In addition to growth in the cellular telephone market, the emergence of new wireless communications technologies and services, such as PCS and satellite-based telephony, is expected to increase the quality and capabilities of wireless communications, including, to varying degrees, seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity.

     Other Segments

     Other segments of the telecommunications services industry are experiencing similar change and convergence. Wireline providers, including providers of local, long-distance, network access and related services, provide services to approximately 171 million customers in the U.S., generating more than $196 billion of revenues in 1996. Deregulation has spurred the creation of new entrants in both the local and long distance market, created an environment for mergers and consolidation and has increased competitive pricing pressures among all providers. Regional Bell Operating Companies (RBOCs) and long-distance providers compete with providers of wireless services through the purchase of cellular companies and PCS licenses, wireline providers are pursuing opportunities in the cable market and wireless providers are examining wireless local loop and the traditional long distance market. At the same time, utility companies are leveraging their existing electrical and fiber optic infrastructures to provide telecommunications services to their customers. In addition, on-line service providers, including companies such as America Online and CompuServe, have generated a large and rapidly growing market for the provision of a range of services including electronic mail, news, and other information, as well as home shopping and access to the Internet.

     Traditional Transactional Billing

     Transactional billing is the process of matching specific calling events with a subscriber database. Historically, this was primarily a billing process, used in order to generate invoices for wireless, long-distance and local service by individual and business users. The Company believes that recurring billing is the most significant interface with the subscriber, and is therefore a critical element of attracting, communicating with, and retaining subscribers.

     Many telecommunications services providers in the U.S. have traditionally used transactional billing systems developed internally or through cooperative joint ventures for operation on a provider's mainframe computer. These systems typically are difficult to maintain and modify, and often do not meet the multiple and evolving needs of a service provider. Such systems often cannot be integrated with other information sources within a provider's organization, or databases outside an organization. Introduction of changes in parameters such as price and service often requires significant reconfiguration or reprogramming. These traditional means of billing and monitoring service, referred to as "legacy systems," have proven inadequate to respond to the evolving and dynamic requirements of the telecommunications services marketplace. The enormous growth in the number of subscribers, and the proliferation and range of services offered, require highly capable, flexible and scalable support systems, which can adequately support the size and nature of customer offerings on a cost effective basis.

     Other service providers have elected to out-source billing and management information-related functions because of the significant level of technological expertise and capital resources required to implement systems successfully. In addition, many emerging telecommunications services providers lack any transactional billing infrastructure at all. One of the primary challenges that these newer service providers face is to bring new services to market quickly. They typically focus their capital resources on developing networking and switching technology and on creating marketable services rather than on creating billing systems. These providers typically seek to outsource the billing functions because efficient flexible billing solutions are often too costly and time consuming to develop and staff internally.

Recent Developments

     On January 2, 1998, the Company acquired the TRIS Division ("TRIS") of Computer Sciences Corporation. TRIS provides billing and customer care services to significant wireless telecommunications service providers. As a result of the acquisition, TRIS, now known as ITDS Intelicom Services, Inc., is a wholly-owned subsidiary of the Company ("ITDS Intelicom"). It is based in Champaign, Illinois, employs approximately 320 people and operates on the same service bureau billing model as the Company.

     A portion of the cash portion of the purchase price for TRIS was obtained by the Company under a Credit Agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"), that provides for a $70 million term loan and a $30 million line of credit. Substantially all of the Company's assets secure the Company's obligations under the Credit Agreement.

     In February 1998, Paul K. Kothari assumed the role of Chief Financial Officer of the Corporation, replacing Alan K. Greene. In addition, in February 1998, Lewis D. Bakes, Executive Vice President and Chief Operating Officer of the Company, was named Chairman of the Board of Directors upon the retirement of Charles L. Bakes.

     In February 1998, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a stock dividend payable on March 9, 1998 to persons who were holders of record of the Company's Common Stock on February 23, 1998. The data related to the Company's stock and stock prices contained in this report and in the financial statements contained herein have been adjusted to reflect the stock split.

The ITDS Solution

     The Company's solutions are based upon software systems that not only provide reliable and accurate transactional billing and management information support, but also include the means to automate subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, credit management, automation of inventory management, and data archiving, running in either single or multiple telecommunications services markets, including wireless, ESMR, paging and satellite. In comparison with traditional solutions, the Company's software and services:

   [bullet] permit providers to develop, validate, implement and support rate changes without the corresponding requirement to develop or change support systems, reducing the time to introduce new marketing or sales strategies;


   [bullet] permit providers to introduce new features or combinations of features, either directly or with others, on a timely basis;

   [bullet] assure that providers have immediate access to multiple databases on an integrated basis, to improve marketing and sales planning;

   [bullet] deliver accurate, timely and useful billing information to customers, regardless of mix or change in level of service and rates, to facilitate customer attraction and retention; and

   [bullet] improve providers' cash flows and reduce bad debt by detecting fraud and delivering accurate and timely receivable and collection information across systems and service offerings.

Products and Services

     Core Systems

     The Company provides its customers with transactional billing and management information solutions through the installation of its software systems and the provision of billing services. The Company's software is installed at a customer site to interface directly with the customer's systems and generate relevant subscriber billing and other data, as well as to support a wide range of transactional billing and subscriber management functions. The Company processes the billing information through the use of its software, eliminating the need for customers to maintain their own "back-office" data processing operation. Typically, customers contract for the use of the Company's software and the provision of the Company's services on a long-term basis, generally between two and five years, and are billed monthly on a per-subscriber basis.

     The Company's suite of applications allows customers the flexibility of rapidly changing their billing services to implement, for example, immediate rate plan changes for access, toll usage or toll discounts without the need for programming. Drawing on its client/server architecture, the systems can be integrated with a customer's other communication and data systems to provide customers with the ability to generate up-to-date subscriber analysis and reports. To further assure its operational flexibility and usefulness, the systems support key industry standards such as the CIBER standard for the wireless clearinghouse for AMPS, CDMA and TDMA wireless systems in the U.S. and the TAP standard for international clearinghouse for GSM cellular systems. The Company also interfaces with major U.S. credit bureaus, the Federal Reserve system and various U.S. banks for electronic funds transfer and credit card transactions. The Company's solutions include a complete library of billing and financial reports for production as part of the month-end billing process. These reports provide customers with critical transactional billing data and can be modified or configured by customers to respond most appropriately to their specific information requirements.

     The Company's solutions perform the following transactional billing, subscriber management and information functions, while updating the relevant customer database on a real-time basis:

     On-Line Subscriber Care and Management Support--Provides end-to-end support for all subscriber interface requirements:

Subscriber Order Entry            Credit Bureau Interface
Integrated Point of Sale          Transactional Credit Card Billing
Phone Number Assignment           Rate & Feature Assignment
Switch Provisioning Interface     Equipment Inventory Assignment & Tracking
Lead Generation & Tracking        Multiple Account Receivable Options
Automatic Clearinghouse for       Automatic Call Credit Adjustments
 Bank Draft Payments
Multi-tiered Security Systems     Multiple Search Keys at Account or Phone Level
   Automatic Notes and Reminders

     Message Processing and Rating--Includes the collection of raw call detail records from the customer s switch network, and the editing, formatting, rating and guiding of all traffic events necessary to produce subscriber invoices, traffic reports and other call related information:

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

     In addition to the foregoing general features, the ITDS systems incorporate a modular system architecture which can support a number of complementary applications to meet a customer's specific requirements, including:

   [bullet] ITDS SwitchLink: ITDS SwitchLink is a direct multi-switch interface between ITDS systems and all types of telecommunication switches, including cellular, wireline, paging and voice mail platforms. SwitchLink manages line and feature activation or deactivation in connection with ITDS service order activity.

   [bullet] ITDS CreditLink: ITDS CreditLink interfaces with several U.S.-based credit bureaus to provide on-line credit analysis of potential subscribers.

   [bullet] ITDS Collections Module: The ITDS Collections module provides support for dedicated collections personnel.

   [bullet] ITDS PayScan: ITDS PayScan is an automated lockbox remittance processing system that uses an easily installed scanning device to create edited, balanced batches that may be transferred to ITDS payment files.

   [bullet] ITDS InventoryScan: ITDS InventoryScan is a complete inventory management system which allows easy bar code scanning and on-line inventory record maintenance from the physical receipt of equipment to entry into the ITDS inventory subsystem.

   [bullet] ITDS Report Writer: The ITDS Report Writer allows real-time data from different sources within the system to be used to create customized ad hoc subscriber reports.

     New Products and Enhancements

     The Company continues to refine its existing software and to introduce new enhancements to meet evolving customer requirements. Enhancements currently under development include incorporation into the ITDS solutions of a new platform that has a Windows 95-compatible user interface and an Oracle relational database management system; and provision for the ITDS solution to operate with UNIX-based file servers, in order to address the needs of larger customers on a scalable and interoperable basis.

     Point of Sale System

     In addition to the ITDS solutions and related products, the Company offers a point of sale package (the "ITDS Point of Sale System"), a highly capable sales tool designed to incorporate the entire sales process into a quick and convenient on-line function. The system can be used in-store or as a mobile unit, so that customers can market wireless products and services outside of traditional store settings. The system enables sales clerks to quickly process initial service applications, on-line credit checks, inventory updates, assignment of telephone numbers, rate plan selection, invoicing and payments. Upon credit verification, the system immediately creates an entry in the customer's subscriber database and can activate telephone service at the switch.

Customers

     As of December 31, 1997, the Company's solutions supported 35 customers, serving a total of over a million subscribers. In the year ended December 31, 1997, the Company's customers included a broad range of wireless telecommunications service providers, including Aliant Communications Co., Sygnet Communication, Dobson Cellular Systems, WorldCom, Inc. and Frontier Cellular. As a result of the Company's acquisition of TRIS in January of 1998, the Company has 17 new customers, several of which have substantially larger subscriber bases than the Company's existing customers at the time of the acquisition. It is likely that certain of the Company's new customers, including Nextel Communications and Western Wireless will each represent over 10 percent of the Company's revenues in the future, and the loss of any such customer could have a material adverse effect on the operating results of the Company.

Customer Support

     The Company provides support from the time a customer converts to the Company's software, continuing through the on-going provision of transactional billing services. The Company assigns to each new customer a dedicated conversion team that specializes in facilitating the transition onto the Company's solutions by applying an implementation methodology which includes study of the customer's needs, definition of relevant conversion requirements, and on-site installation and training. This is followed up by systematic analysis of the implementation process, live conversion and follow-up training as required to meet the customer's requirements.

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

     In February 1998, the Company's customer service and support department consisted of 137 persons, with an additional 39 dedicated quality assurance employees.

Sales and Marketing

     The Company's strategy has been to establish and maintain long-term customer relationships. As customers' subscriber bases grow and as customers add systems features to their existing ITDS solutions, the Company generates increased revenue. The Company's customer support programs enable it to understand customer needs and offer strategic solutions from its suite of products and features. In addition, the flexible and scalable architecture of the Company's core technology enables the Company to maintain customer relationships as customers enter into additional telecommunications markets.

System Development

     The Company's research and development efforts are focused on enhancing existing products and services as well as developing products, features and services that can be integrated into the Company's core technology. The Company's product development team reviews product and service development proposals and establishes internal guidelines for efficient development. The Company's research and development team also works closely with customers to perform customization of products to meet specific needs. In addition to internal development, the Company works with its strategic partners Hewlett-Packard and Oracle to develop products compatible with their product offerings. Currently, the Company has a number of new enhancements under development to meet evolving customer requirements.

     The Company actively participates in industry standards associations to assure that its development efforts are in compliance with standards as they evolve and to assure that the Company's software can be used on a fully open and interoperable basis. For example, the Company works closely with a variety of standards committees and working groups of CIBERNET, the standards body of CTIA. The Company participates in the CIBERNET Advisory Committee, which evaluates proposed changes to standards for wireless industry data exchange; the CIBERNET Net Settlement Working Group, which evaluates proposed changes to the subscriber net settlement process; and the CIBERNET Data Message Handler Working Group, which focuses on billing aspects of the TIA IS-124 standard. In addition, the Company participates in CTIA's International Forum for AMPS Standard, and the Bellcore Ordering and Billing Forum.

     In the years ended December 31, 1995, 1996 and 1997, the Company incurred cash expenditures of $1,662,457, $2,974,132 and $5,782,729 respectively, on systems development, of which $479,316, $858,827 and $2,872,397, respectively, were capitalized as software development costs in each of such years. In February 1998, including the employees of and consultants to ITDS Intelicom, the Company employed 271 people in product and systems programming and development and engaged 91 independent contractors in conjunction with the continued development of its software products.

Competition

     The market for billing and management information systems for the telecommunications service industry is highly competitive and the Company expects that the high level of growth within the telecommunications service industry will encourage new entrants, both domestically and internationally, in the future. The Company competes with both independent providers of transactional systems and services and with internal billing departments of telecommunications services providers. The Company believes its most significant competitors in the wireless telecommunications segment are, within the service bureau model, Alltel Information Systems, Inc. and Cincinnati Bell Information Systems, Inc. ("CBIS"), and, within the licensing model, LHS Group, Inc. and Amdocs, Ltd. In the future, the Company may compete in both the wireless and wireline markets with additional companies that currently compete in market segments other than wireless. In addition, the Company competes with several international providers of billing and management information systems and, as the Company continues to expand into international markets, it will compete with additional providers abroad.

     The Company believes that principal competitive factors include the ability to provide timely products, features and services that are responsive to evolving customer needs in an industry characterized by rapidly changing technologies and ongoing deregulation. The Company must provide statement accuracy, meet billing cycle deadlines, offer competitive pricing and maintain high product and service quality. The Company believes that its architecture enables it to compete favorably in the telecommunications services industry by offering its customers a high degree of flexibility to quickly modify their billing and management systems as their needs and the needs of their subscribers change.

     In addition, the Company believes that its ability to compete successfully will depend in part on a number of factors outside its control, including the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable products and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. Many of the Company's current and potential future competitors have significant financial, technical and marketing resources and have greater name recognition than does the Company. In addition, many of the Company's competitors have established commercial relationships or joint ventures with major cellular and other telecommunications services providers.

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

Employees

     In February 1998, including the employees of ITDS Intelicom, the Company had a total of 539 employees, of whom 137 were engaged in customer service, 271 were engaged in systems programming and development, 39 in quality assurance, 38 in new customer conversions, 5 in sales and marketing and 49 in administration and training. None of the Company's employees are represented by labor unions. The Company believes that its employee relations are good.

Item 2--Properties

     The Company subleases a 48,222 square foot facility in Stamford, Connecticut and a 60,000 square foot facility in Champaign, Illinois for systems and programming, client service, operations, quality assurance, documentation and training, and administration. The Company's headquarters are located at its Stamford facility. Substantially all of the Company's assets, including its equipment and inventory, are subject to a security interest in favor of the lenders who are parties to the Credit Agreement, which was entered into in conjunction with the Company's acquisition of TRIS.

Item 3--Legal Proceedings

     Neither ITDS nor any of its subsidiaries is currently party to any material legal proceedings. However, ITDS Intelicom, a wholly-owned subsidiary of the Company acquired in January 1998 from Computer Sciences Corporation ("CSC"), is party to litigation and has been threatened with litigation in connection with the operation of its business prior to its acquisition by the Company. Pursuant to the terms of the acquisition, CSC and certain of its affiliates are obligated to defend and indemnify the Company against any obligations arising out of such litigation or threatened litigation.

Item 4--Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of all executive officers of the Company.


Name                    Age     Position
----                    ---     --------
Peter P. Bassermann      48     President, Chief Executive Officer and Director
Paul K. Kothari          44     Chief Financial Officer
Lewis D. Bakes           40     Chairman, Executive Vice President, Chief Operating Officer,
                                Secretary and Director
Peter L. Masanotti       43     Executive Vice President of Operations--Stamford, General
                                Counsel and Director
Barry K. Lewis           42     Senior Vice President of Customer Services
Joseph A. Juliano        48     Executive Vice President of Strategic Product Management
Susan L. Yezzi           48     Executive Vice President of Operations--Champaign

     Peter P. Bassermann became President and Chief Executive Officer of the Company in September 1997 and became a director in November 1997. From 1987 until he joined the Company, Mr. Bassermann served as President of SNET Mobility, Inc., an affiliate of Southern New England Telecommunications Corporation.

     Paul K. Kothari became Chief Financial Officer of the Company in February 1998. From 1993 until he joined the Company, Mr. Kothari served as Vice President of Finance for Bellcore, a software consulting and R&D operation owned jointly by the seven Regional Bell Operating Companies. From 1989 until 1993, Mr. Kothari served as Vice President of Operations and Chief Financial Officer of Greenwich Associates, a marketing research and consulting firm, specializing in financial institutions.

     Lewis D. Bakes co-founded the Company in 1990 and has served as Executive Vice President, Chief Operating Officer and a director since that time. He was elected Chairman of the Company in February 1998. Mr. L. Bakes is also an attorney, licensed to practice in Connecticut.

     Peter L. Masanotti joined the Company in 1996 as Vice President and General Counsel, and was appointed Executive Vice President of
Operations--Stamford and General Counsel in January 1998. Mr. Masanotti became a director in August 1997. Prior to joining the Company, Mr. Masanotti served as Managing Partner of the law firm Kleban & Samor, P.C., where he worked as an attorney from 1980 until 1996.

     Barry K. Lewis joined the Company in 1994, serving initially as the Company's Vice President of the Wireless Division and later as the Senior Vice President of Customer Services. From 1983 until he joined the Company, Mr. Lewis worked for Auxton Computer Enterprise and CBIS, wireless software billing vendors, ultimately serving as CBIS's Director of the Wireless Division.

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

     Susan L. Yezzi joined the Company in February 1998 as Executive Vice President of Operations--Champaign. Prior to joining the Company, Ms. Yezzi served as Vice President of Customer Billing for Bell Atlantic Corporation since 1996. Prior to that, Ms. Yezzi worked for NYNEX Corporation for 24 years, and served as that Company's Assistant Vice President of Customer Billing.


                                    PART II

Item 5--Market for Registrant's Common Stock and Related Stockholder Matters

     Price Range of Common Stock

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "ITDS" since the Initial Public Offering on October 24, 1996.

     The following table sets forth the high and low sales prices of the Common Stock on the Nasdaq National Market for the periods indicated (as adjusted to reflect the three-for-two stock split to be effected on March 9, 1998).

                                                      High          Low
                                                      ----          ---
Fiscal Year Ended December 1996:
Fourth Quarter (from October 24, 1996) ............     $ 16.33       $ 10.00
Fiscal Year Ended December 1997:
First Quarter .....................................     $ 16.00       $ 10.67
Second Quarter ....................................     $ 16.58       $  6.92
Third Quarter .....................................     $ 20.17       $ 15.17
Fourth Quarter ....................................     $ 21.33       $ 14.33
Fiscal Year Ending December 1998:
First Quarter (through February 24, 1998) .........     $ 29.00       $ 20.83

     On February 24, 1998, the last reported sale price for the Common Stock as reported by the Nasdaq National Market was $27.50 per share (as adjusted to reflect the three-for-two stock split to be effected on March 9, 1998). As of February 24, 1998, there were approximately 83 holders of record of the Common Stock.

     Dividend Policy

     In 1996, the Company paid cash dividends in the aggregate amount of $36,000 to the holders of Class A Preferred Stock and in the aggregate amount of $46,080 to the holder of Class C Convertible Preferred Stock. In 1997, the Company paid no dividends. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's earnings, financial condition, operating results and current and anticipated cash needs as well as such economic conditions as the Board of Directors may deem relevant.

     Recent Sales of Unregistered Securities

     Set forth in chronological order below is information regarding the number of shares of Common Stock and Preferred Stock issued by the Registrant since January 1, 1995. Also included is the consideration, if any, received by the Registrant for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission under which exemption from registration was claimed. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

     On September 27, 1996 as part of the Company's recapitalization, (i) all of the Company's Series A Preferred Stock was converted into an aggregate of 787,212 shares of Common Stock and promissory notes in the aggregate amount of $450,000 and (ii) all of the Company's Series B Preferred Stock was converted into an aggregate of 492,006 shares of Common Stock and promissory notes in the aggregate amount of $375,000.

     Upon the consummation of the Company's initial public offering of Common Stock in October 1996, 129 shares of Class C Convertible Preferred Stock held by Connecticut Innovations Incorporated converted into an aggregate of 154,800 shares of Common Stock.

     On December 19, 1996, the Company loaned Mr. Masanotti and his wife $50,000, which is due on June 18, 1998, and on April 10, 1997, the Company loaned Mr. Masanotti and his wife $110,000, which is due on April 9, 1999. The interest rate on both of the loans is 8 1/2% per annum. The indebtedness is secured by a pledge in favor of the Corporation of Common Stock held by Mrs. Masanotti.

     On December 31, 1996 and January 1, 1997, the Company loaned Mr. Juliano, an executive officer of the Company, an aggregate of $106,000, at an interest rate of 8.5% per annum pursuant to three promissory notes. Of the total amount, $40,000 was due on February 28, 1997 and was repaid in February 1997. Of the remaining $66,000 outstanding, $54,000 is payable on November 2, 1998 and $12,000 is payable on demand by the Company or the holder of the respective promissory note. The $54,000 is secured by a pledge in favor of the Company of 36,000 shares of restricted Common Stock held by Mr. Juliano.

     On April 11, 1997, the Company loaned to Mr. Lewis, an executive officer of the Company, $32,000, which is due on April 10, 1999 and on December 15, 1997, the Company loaned Mr. Lewis $6,960, which is due on December 14, 1999. The interest rate on both of the loans is 8 1/2% per annum. The indebtedness is secured by a pledge in favor of the Corporation of Common Stock held by Mr. Lewis.

     On January 2, 1998, in connection with the Company's acquisition of all of the issued and outstanding shares of capital stock of ITDS Intelicom from CSC Domestic Enterprises, Inc. ("CSC Domestic"), an indirect subsidiary of Computer Sciences Corporation, the Company issued to CSC Domestic 606,674 shares (the "Purchase Shares") of Common Stock. The Purchase Shares represented $10,000,000 of the total purchase price of the acquired corporation.

     The shares of capital stock and securities issued in the above transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated under the Securities Act, relative to sales by an issuer not involving a public offering.

     Use of Proceeds

     The Registration Statement on Form S-1 (File No. 333-11045) relating to the Company's initial public offering (the "Offering") was declared effective on October 24, 1996. From the effective date of the Registration Statement through December 31, 1997, the net Offering proceeds of $30,709,080 have been used as follows: $3,165,343 for repayment of indebtedness, $312,269 for capital expenditures, $1,494,836 for product development and $2,109,768 for working capital purposes. All of such payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

Item 6--Selected Consolidated Financial Data


                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)

     The following selected financial information has been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and, except for the statements of operations for the years ended December 31, 1993 and 1994 and the balance sheets as of December 31, 1993, 1994 and 1995, appear elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.



                                                                           Year Ended December 31,
                                                         ------------------------------------------------------------
                                                            1993        1994        1995         1996         1997
                                                         ---------   ---------   ----------   ----------   ----------
Statements of Operations Data:
Revenue ..............................................    $3,146      $6,324      $10,821      $16,689      $23,429
Costs and expenses:
 Operating expenses ..................................       834       1,647        2,788        4,283        5,617
 General, administrative and selling expenses              1,575       2,410        4,601        6,523        6,760
 Depreciation and amortization .......................       242         406          641        1,054        1,596
Systems development and programming
 costs ...............................................       298         755        1,183        2,115        2,911
                                                          ------      ------      -------      -------      -------
Total cost and expenses ..............................     2,949       5,218        9,213       13,975       16,884
                                                          ------      ------      -------      -------      -------
Operating income .....................................       197       1,106        1,608        2,714        6,545
Other income .........................................        50          29           49          316        1,702
Interest expense .....................................      (329)       (390)        (453)        (416)        (120)
                                                          ------      ------      -------      -------      -------
Income (loss) before income tax expense ..............       (82)        745        1,204        2,614        8,127
Income tax expense ...................................        --          37          378        1,112        3,326
                                                          ------      ------      -------      -------      -------
Income (loss) before extraordinary item ..............       (82)        708          826        1,502        4,801
Extraordinary loss (net of $158 tax benefit) .........        --          --         (224)          --           --
                                                          ------      ------      -------      -------      -------
Net income (loss) ....................................    $  (82)     $  708      $   602      $ 1,502      $ 4,801
                                                          ======      ======      =======      =======      =======
Per common share data--Basic (1):
Income before extraordinary item .....................                            $   .09      $   .15      $   .38
Extraordinary loss ...................................                               (.03)          --           --
                                                                                  -------      -------      -------
Net income ...........................................                            $   .06      $   .15      $   .38
                                                                                  -------      -------      -------
Shares used in determining basic income per
 common share ........................................                              9,291        9,890       12,728
                                                                                  =======      =======      =======
Per common share date--Diluted (1):
Income before extraordinary item .....................                            $   .09      $   .15      $   .36
Extraordinary loss ...................................                               (.03)          --           --
                                                                                  -------      -------      -------
Net income ...........................................                            $   .06      $   .15      $   .36
                                                                                  -------      -------      -------
Shares used in determining diluted income per
 common share ........................................                              9,291       10,109       13,193
                                                                                  =======      =======      =======

                                                                       December 31,
                                                 --------------------------------------------------------
                                                   1993       1994        1995        1996        1997
                                                 --------   --------   ---------   ---------   ----------
Balance Sheet Data:
Cash, cash equivalent and short-term
 investments .................................    $  457     $  512     $1,468     $4,487       $28,967
Securities available for sale at estimated
 market value ................................        --         --         --     25,023            --
Working capital ..............................       164        157      1,210     31,639        32,572
Current assets ...............................       971      1,457      3,117     33,942        34,936
Current liabilities ..........................       807      1,300      1,907      2,303         2,364
Total assets .................................     1,917      2,651      5,434     38,398        44,452
Total long-term debt and capital lease
 obligations .................................     1,501      1,353      2,437        878            74
Redeemable Preferred Stock--Class C ..........        --         --        640         --            --
Total stockholders' equity (deficit) .........      (503)      (186)       379     34,717        40,318

--------
(1) Computed on the basis described in Note 3 of Notes to Consolidated Financial Statements.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ITDS is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

     The Company derives revenue (i) primarily from service contracts, whereby a customer contracts with the Company to operate and maintain its transactional billing system and (ii) to a lesser extent, from the development of new software and enhancement of existing installed systems together with the provision of related customer maintenance and training, which is largely based on a time and materials basis. Service revenue related to the operation of customers billing systems accounted for 97.4%, 96.6% and 93.2% of total revenue for 1995, 1996 and 1997, respectively. Services are generally billed monthly and service revenue is recognized in the period in which the services are provided.

     License fees comprise the remainder of the Company's revenue and are largely recognized upon execution of the licensing agreement at the time of delivery of the software to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software, license fees are recorded over the expected installation period or the term of the respective contract. As a result, the amount of revenue realized by the Company from license fees in a particular period depends largely on the number of product installations during that period, and the extent to which any significant obligations are outstanding.

     Driven by the requirements of the telecommunications services market, the Company's revenues have grown rapidly in recent years, increasing from approximately $10.8 million in 1995 to $16.7 million and $23.4 million in 1996 and 1997, respectively.

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

     The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases when the product is available for general release. The capitalized costs include salaries and related payroll costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio that current revenue for the product bears to total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years.

     On January 2, 1998, the Company acquired TRIS, a provider of billing and customer care software and services, from Computer Sciences Corporation, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.). The purchase price consisted of 606,674 shares of Common Stock of the Company valued at $10,000,000 and $75,826,777 in cash. A portion of the cash purchase price for TRIS was obtained by the Company under a Credit Agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"), that provides for a $70 million term loan and a $30 million line of credit.

     This acquisition positions the Company as the number two billing service bureau provider for wireless carriers and re-sellers in the world, servicing 29 of the top 30 markets in the United States. The acquisition is expected to have a favorable effect on the Company's earnings and more than double revenue for the year ended December 31, 1998 compared to the year ended December 31, 1997. However, management expects 1998 margins to decline when compared to 1997. These lower margins are expected to improve during 1999 as efficiencies are realized as a result of the acquisition.

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue for the years ended December 31, 1995, 1996 and 1997:

                                                                  Year Ended December 31,
                                                          ---------------------------------------
                                                              1995          1996          1997
                                                          -----------   -----------   -----------
Revenue ...............................................       100.0%        100.0%        100.0%
Costs and expenses:
 Operating expenses ...................................        25.8          25.7          24.0
 General, administrative and selling expenses .........        42.5          39.1          28.9
 Depreciation and amortization ........................         5.9           6.3           6.8
 Systems development and programming costs ............        10.9          12.6          12.4
                                                              -----         -----         -----
Total costs and expenses ..............................        85.1          83.7          72.1
                                                              -----         -----         -----
Operating income ......................................        14.9          16.3          27.9
Other income ..........................................         0.4           1.9           7.3
Interest expense ......................................        (4.2)         (2.5)         (0.5)
                                                              -----         -----         -----
Income before income tax expense ......................        11.1          15.7          34.7
Income tax expense ....................................         3.5           6.7          14.2
                                                              -----         -----         -----
Income before extraordinary item ......................         7.6           9.0          20.5
Extraordinary loss ....................................        (2.0)           --            --
                                                              -----         -----         -----
Net income ............................................         5.6%          9.0%         20.5%
                                                              =====         =====         =====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue

     Revenue increased 40.4% from $16,689,401 in 1996 to $23,428,810 in 1997, due primarily to the addition of new customers and the growth of recurring revenue from existing customers.

     Operating expenses

     Operating expenses increased 31.1% from $4,283,364 in 1996 to $5,617,245 in 1997, due primarily to the addition of new personnel required to support the growth of the Company's business. As a percentage of revenue, such expenses decreased from 25.7% in 1996 to 24.0% in 1997, due to the fixed nature of a portion of the Company's operating expenses.

     General, administrative and selling expenses

     General, administrative and selling expenses increased 3.6% from $6,522,900 in 1996 to $6,760,053 in 1997. This increase was primarily due to increases in salaries and employee related expenses resulting primarily from staff increases (other than senior management salaries and related expenses) of $592,504, increases in outside programming consultant costs of $778,005, increases in rent and office expenses of $322,379 and increases in marketing and trade show expenses of $205,492. These and other less significant expense increases were partially offset by a reduction in senior management costs of $1,818,790 resulting primarily from the 1996 charge ($909,548) related to two newly hired senior executives and the full year benefit from the reduction in senior managements' salaries and bonuses after the Company's IPO in October 1996.

     Depreciation and amortization

     Depreciation and amortization expenses increased 51.5% from $1,053,472 in 1996 to $1,595,706 in 1997 primarily due to the purchase of computer equipment and the increased capitalization related to product development costs to enhance the Company's solution system to support Unix based file servers and further development of its integrated billing and management information system. Depreciation and amortization expenses increased as a percentage of revenue from 6.3% in 1996 to 6.8% in 1997.

     Systems development and programming costs

     Systems development and programming costs increased 37.6% from $2,115,305 in 1996 to $2,910,331 in 1997, primarily due to increased programming support required by a larger customer base. As a percentage of revenue, system development and programming costs decreased from 12.6% in 1996 to 12.4% in 1997. In addition, the Company capitalized $858,827 and $2,872,397 in software development costs in 1996 and 1997, respectively.

     Other income

     Other income increased 439% from $315,914 in 1996 to $1,701,881 in 1997, primarily due to an increase in investment income of $1,333,498.

     Interest expense

     Interest expense decreased 71.1% from $416,148 in 1996 to $120,355 in 1997, as a result of the Company reducing outstanding debt and capital leases in the fourth quarter of 1996 and throughout 1997.

     Income tax expense

     The Company's effective tax rate decreased from 42.5% in 1996 to 40.9% in 1997. This reduction is partially a result of the elimination of non-deductible expenses and reduced state income taxes.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenue

     Revenue increased 54.2% from $10,820,815 in 1995, to $16,689,401 in 1996, due primarily to the addition of new customers and the growth of recurring revenue from existing customers.

     Operating expenses

     Operating expenses increased 53.7% from $2,787,687 in 1995, to $4,283,364 in 1996, due primarily to the addition of new personnel required to support the growth of the Company's business. As a percentage of revenue, such expenses decreased slightly from 25.8% in 1995 to 25.7% in 1996.

     General, administrative and selling expenses

     General, administrative and selling expenses increased 41.8% from $4,601,242 in 1995, to $6,522,900 in 1996. This increase was primarily due to a one time charge of $1,206,548, related to compensation paid to two newly hired employees ($909,548), a lawsuit settlement ($97,000) and a payment to Connecticut Innovations, Incorporated ("CII") ($200,000) as a fee associated with the Company's initial public offering. Other changes from 1995 to 1996 relate to increased employee compensation benefits of $606,535, additional rent expense of $260,815 and other administrative expenses resulting from the growth of the Company. These expenses were partially offset by decreases in salaries and bonuses paid to senior management after the Company's IPO in October 1996 of approximately $413,086. As a percentage of revenue, general, administrative and selling expenses decreased from 42.5% in 1995 to 39.1% in 1996.

     Depreciation and amortization

     Depreciation and amortization expenses increased 64.4% from $640,917 in 1995 to $1,053,472 in 1996 primarily due to the purchase of computer equipment and the increased spending on the enhancement of the Company's solution system to support Unix based file servers and further development of its integrated billing and management information system. Depreciation and amortization expenses increased as a percentage of revenue from 5.9% in 1995 to 6.3% in 1996.

     Systems development and programming costs

     Systems development and programming costs increased 78.8% from $1,183,141 in 1995, to $2,115,305 in 1996, primarily due to increased programming support required by the Company's customers. As a percentage of revenue, system development and programming costs increased from 10.9% in 1995 to 12.6% in 1996. In addition, the Company capitalized $479,316 and $858,827 in software development costs in 1995 and 1996, respectively.

     Other income

     Other income increased 539% from $49,477 in 1995 to $315,914 in 1996, primarily due to the $292,863 increase in investment income.

     Interest expense

     Interest expense decreased 8.1% from $452,925 in 1995 to $416,148 in 1996, as a result of lower average debt balances in 1996 as compared to 1995. This was partially offset by an increase in capitalized leases in 1996.

     Income tax expense

     The Company's effective tax rate increased from 31.5% in 1995 to 42.5% in 1996 due primarily to debt consolidation expense benefits in 1995 which did not recur in 1996.

     Extraordinary loss

     On June 30, 1995, the Company refinanced existing debt with CII and recorded an extraordinary loss of $223,696, net of $158,038 in tax benefits. Such extraordinary loss was due to the negotiated acceleration of payments in connection with the early termination of the debt agreement.

Liquidity and Capital Resources
     The Company has financed its operations to date primarily through the placement of debt and equity securities, cash generated from operations and equipment financing leases.

     As of December 31, 1997, the Company had $28,967,173 of cash and cash equivalents, $5,007,581 in net trade accounts receivable and $32,572,031 of working capital.

     During 1997, the Company generated $4,756,459 in net cash flow from operating activities and $19,798,626 in net cash flow from investing activities including the maturities and sale of securities for $53,799,533 in net proceeds. The cash generated from operations and the net proceeds from the sale of securities enabled the Company to fund its operations, apply $2,872,397 to product development costs, purchase $28,390,912 of investments, and make $2,737,598 in capital expenses.

     As discussed above, on January 2, 1998, the Company acquired ITDS Intelicom Services, Inc. for 606,674 shares of Common Stock of the Company and $75,826,777 in cash. A portion of the cash purchase price for TRIS was obtained by the Company under a Credit Agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"), that provides for a $70 million term loan and a $30 million line of credit. The credit agreement contains normal covenants which include meeting certain financial ratios which require the Company to pay interest at LIBOR plus two and one quarter percent and requires payments of interest only through March 30, 2000, at which time periodic principal payments will become due.

     The Company believes that its existing capital resources as well as the credit facility are adequate to meet its cash requirements for the foreseeable future. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures.

     The Company may seek additional funding through public or private financing. There can be no assurance, however, that additional financing will be available from any of these sources or will be available on terms acceptable to the Company.

     To date, inflation has not had a significant impact on the Company's operations.

Year 2000 Disclosure

     The Company is preparing all of its software products and internal computer systems to be Year 2000 compliant. A compliance task force has been established, and is currently identifying and developing conversion strategies for the Company's systems. The Company expects to replace some of its systems and to upgrade others. The Company currently estimates the compliance effort, including planning, implementation and testing, to cost approximately $2 million to $3 million, and expects that a substantial portion of this expenditure will occur in 1998. Although the Company does not expect the cost to have a material adverse effect on its business or future results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. The Company currently estimates that compliance with be achieved in early 1999, however, there can be no assurances that the Company will be able to complete the conversion in a timely manner or that third party software suppliers will be able to timely provide Year 2000 compliant products for the Company to install.

New Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) SFAS No. 130, "Reporting Comprehensive Income" (FAS 130) and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 130 and FAS 131 are effective for financial statements for fiscal years beginning after December 15, 1997. In addition, in October 1997 AcSEC issued Statement of Position 97-2 "Software Revenue Recognition" which is effective for transactions entered in fiscal years beginning after December 15, 1997. The Company is studying the application of the new standards to evaluate the effect on the Company's financial statements.

Certain Factors That May Affect Future Results
     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     Integration of TRIS

     In January 1998, the Company acquired TRIS, and substantially increased the size of the Company's operations. The future success of the Company will depend in part upon whether the integration of the two companies' businesses is achieved in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of the two companies will require, among other things, integration of the companies' respective product offerings and platforms and coordination of their sales and marketing and research and development efforts. There can be no assurance that integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations has required, and will continue to require, the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company.

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

     Management of Growth

     The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The Company's total revenues have increased from $3.1 million in 1993 to $23.4 million in 1997. In addition, the Company substantially increased the size of its operations, as well as the number of subscribers it serves, by acquiring TRIS in early January 1998. The growth in the size and complexity of its business, as well as its customer base, has placed and is expected to continue to place significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. The Company's future operating results will depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting functions.

     The number of the Company's employees has increased from 26 as of January 1993 to 538 as of February 1998. A substantial portion of the Company's current employees joined the Company in January 1998, in conjunction with the Company's acquisition of TRIS. The Company anticipates that continued growth will require it to recruit and hire a substantial number of new development, managerial, finance, sales and marketing support personnel. There can be no assurance that the Company will be successful in hiring or retaining any of the foregoing personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to improve operational systems and to expand, train, motivate and manage its workforce.

     New Products and Rapid Technological Change

     The market for the Company's products and services is characterized by rapid technological change. The Company believes that its future success depends in part upon its ability to enhance its current solutions and develop new products and services that address the increasingly complex needs of its customers. In addition, the introduction of new products or services by third parties could render the Company's existing solutions obsolete or unmarketable. The Company's ability to anticipate changes in technology and successfully develop and introduce new or enhanced products incorporating such technology on a timely basis will be significant factors in its ability to remain competitive.

     Dependence on Cellular Telephone Industry

     Although the Company's products have been designed to adapt to a variety of current and future technologies, a significant majority of its revenues to date have been generated by sales of its solutions to service providers in the cellular telephone industry. A decrease in the number of cellular service subscribers served by the Company's customers could result in lower revenues for the Company. Although the cellular market has experienced substantial growth in the number of subscribers in the past, there can be no assurance that such growth will be sustained.

     Reliance On Significant Customers

     For the year ended December 31, 1997, revenue from Aliant Communications Co. and its affiliated companies represented approximately 18.4% of the Company's total revenue, and revenue from Sygnet Communications represented approximately 11.7% of the Company's total revenue. As a result of the Company's acquisition of TRIS in January of 1998, the Company has several new customers with substantially larger subscriber bases than its then existing customers. It is likely that certain of the Company's new customers, including Nextel Communications and Western Wireless will each represent over 10 percent of the Company's revenues in the future. The Company has long-term contracts with all of its significant customers, however the Company's relationships with its largest customers have only been established since January 1998, in connection with the Company's acquisition of TRIS. There can be no assurance that any such customer will renew its contract with the Company at the end of the contract term or may not seek to terminate its contract on the basis of alleged contractual defaults or other grounds. Loss of all or a significant part of the business of any of the Company's substantial customers would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the acquisition by a third party of one of the Company's substantial customers could result in the loss of that customer and have a material adverse effect on the business, financial condition and results of operations of the Company.

     Dependence on Key Personnel; New Management

     The Company's performance depends substantially on the performance of its executive officers and key employees. The Company's long-term success will depend upon its ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly skilled personnel in the future. In addition, several members of the Company's senior management team have only recently joined the Company. For example, Peter P. Bassermann, the Company's President, joined the Company in September 1997, Paul K. Kothari joined the Company in late 1997 and began serving as the Company's Chief Financial Officer in February 1998, and Susan Yezzi joined the Company in late 1997 and assumed the role of the Company's Executive Vice President of Operations--Champaign in February 1998. Although the Company believes that the extensive industry experience of new members of management is essential to the Company's growth and outweighs short employment histories with the Company, there can be no assurances that the new officers will be successful in assimilating into their managerial roles with the Company.

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

     Fluctuations in Quarterly Performance

     The Company's revenues and operating results may fluctuate from quarter to quarter due to a number of factors including the timing, size and nature of the Company's contracts; the integration into the Company's consolidated financial results of ITDS Intelicom and the lack of actual historical financial results as a combined entity; long sales cycles typically associated with large customers, which require the Company to make a substantial investment in the conversion process prior to the generation of revenue; the hiring of additional staff; seasonal variations in cellular telephone subscriptions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; changes in the Company's operating expenses; and fluctuations in economic and financial market conditions. Fluctuations in quarterly operating results may result in volatility in the price of the Common Stock.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk Not applicable.

Item 8--Financial Statements and Supplementary Data


              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Page
                                                                                   -----
Report of Independent Auditors .................................................    23
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1996 and 1997 ...................    24
Consolidated Statements of Income for the years ended
 December 31, 1995, 1996 and 1997 ..............................................    26
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
 December 31, 1995, 1996 and 1997 ..............................................    27
Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1996 and 1997 ..............................................    29
Notes to Consolidated Financial Statements .....................................    30

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
International Telecommunication Data Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Telecommunication Data Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Telecommunication Data Systems, Inc. at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP



Stamford, Connecticut
February 10, 1998,
except for information describing
the three-for-two stock split in Note 1
and Note 3 as to which the
date is February 23, 1998.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.


                          CONSOLIDATED BALANCE SHEETS



                                                                          December 31,
                                                                 ------------------------------
                                                                      1996            1997
                                                                 -------------   --------------
                           ASSETS
Current assets:
 Cash and cash equivalents ...................................   $ 4,138,575     $28,967,173
 Accounts receivable, net of allowance for doubtful
   accounts of $52,370 and $486,422, respectively ............     3,232,967       5,007,581
 Securities available for sale, at market value ..............    25,023,454              --
 Prepaid expenses and other current assets ...................     1,503,209         741,297
 Deferred income taxes .......................................        44,000         220,000
                                                                 -----------     -----------
      Total current assets ...................................    33,942,205      34,936,051
Property and equipment:
 Computers, including leased property under capital
   leases of $1,863,103 and $1,104,507, respectively .........     2,986,056       4,843,816
 Furniture and fixtures, including leased property under
   capital leases of $33,119 in 1996 and 1997 ................       446,535         446,535
 Equipment, including leased property under capital
   leases of $53,508 in 1996 and 1997 ........................       251,850         373,093
 Leasehold improvements ......................................       589,479         589,479
                                                                 -----------     -----------
                                                                   4,273,920       6,252,923
Less: accumulated depreciation and amortization ..............     1,328,228       2,318,936
                                                                 -----------     -----------
                                                                   2,945,692       3,933,987
Other assets:
 Product development costs-at cost, net of accumulated
   amortization of $586,215 and $1,104,613, respectively           1,343,727       3,697,726
 Other .......................................................       165,913       1,884,688
                                                                 -----------     -----------
                                                                   1,509,640       5,582,414
                                                                 -----------     -----------
      Total assets ...........................................   $38,397,537     $44,452,452
                                                                 ===========     ===========



                            See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                                                                        December 31,
                                                              ---------------------------------
                                                                    1996              1997
                                                              ---------------   ---------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................   $   685,739       $ 1,191,825
 Accrued expenses .........................................       806,772           560,861
 Accrued compensation .....................................       272,059           332,700
 Current maturities of capital lease obligations ..........       538,238           278,634
                                                              -----------       -----------
      Total current liabilities ...........................     2,302,808         2,364,020
Capital lease obligations .................................       878,432            73,532
Deferred income taxes .....................................       407,000         1,667,000
Other .....................................................        91,879            29,580
Commitments and contingencies (Note 7) ....................            --                --
Stockholders' equity
 Common Stock, $.01 par value; 40,000,000 shares
   authorized, 12,654,756 shares issued and outstanding
   as of December 31, 1996, 12,786,740 shares issued
   and outstanding as of December 31, 1997 ................       126,548           127,868
 Additional paid-in capital ...............................    43,790,517        44,447,507
 Retained deficit .........................................    (8,826,674)       (4,026,055)
 Unearned compensation ....................................      (336,000)         (231,000)
 Unrealized loss on securities available for sale .........       (36,973)               --
                                                              -----------       -----------
Total stockholders' equity ................................    34,717,418        40,318,320
                                                              -----------       -----------
Total liabilities and stockholders' equity ................   $38,397,537       $44,452,452
                                                              ===========       ===========



                            See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.


                       CONSOLIDATED STATEMENTS OF INCOME



                                                                         Year ended December 31,
                                                             ------------------------------------------------
                                                                  1995             1996             1997
                                                             --------------   --------------   --------------
Revenue ..................................................  $10,820,815      $16,689,401      $23,428,810
Costs and expenses:
 Operating expenses ......................................    2,787,687        4,283,364        5,617,245
 General, administrative and selling expenses ............    4,601,242        6,522,900        6,760,053
 Depreciation and amortization ...........................      640,917        1,053,472        1,595,706
 Systems development and programming costs ...............    1,183,141        2,115,305        2,910,331
                                                            ------------     ------------     ------------
Total costs and expenses .................................    9,212,987       13,975,041       16,883,335
                                                            ------------     ------------     ------------
Operating income .........................................    1,607,828        2,714,360        6,545,475
Other income .............................................       49,477          315,914        1,701,881
Interest expense .........................................     (452,925)        (416,148)        (120,355)
                                                            ------------     ------------     ------------
Income before income tax expense and
 extraordinary item ......................................    1,204,380        2,614,126        8,127,001
Income tax expense .......................................      378,786        1,111,788        3,326,382
                                                            ------------     ------------     ------------
Income before extraordinary item .........................      825,594        1,502,338        4,800,619
Extraordinary loss (net of $158,038 tax benefit) .........     (223,696)              --               --
                                                            ------------     ------------     ------------
Net income ...............................................  $   601,898      $ 1,502,338      $ 4,800,619
                                                            ============     ============     ============
Income per common share--basic:
 Income before extraordinary item ........................  $       .09      $       .15      $       .38
 Extraordinary loss ......................................         (.03)              --               --
                                                            ------------     ------------     ------------
Net income ...............................................  $       .06      $       .15      $       .38
                                                            ============     ============     ============
Shares used in computing basic income per
 common share ............................................    9,291,257        9,889,809       12,728,214
                                                            ============     ============     ============
Income per common share--diluted:
 Income before extraordinary item ........................  $       .09      $       .15      $       .36
 Extraordinary loss ......................................         (.03)              --               --
                                                            ------------     ------------     ------------
Net income ...............................................  $       .06      $       .15      $       .36
                                                            ============     ============     ============
Shares used in computing diluted income per
 common share ............................................    9,291,257       10,109,121       13,192,830
                                                            ============     ============     ============



                            See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                Preferred Stock
                            -------------------------------------------------------
                                      Class A                     Class B                 Common Stock
                            --------------------------- --------------------------- -------------------------
                                Number                      Number                      Number
                              of Shares      $25,000      of Shares        $250       of Shares
                             Outstanding    Par Value    Outstanding    Par Value    Outstanding   Par Value
                            ------------- ------------- ------------- ------------- ------------- -----------
Balance at December
 31, 1994 as
 previously reported              18      $400,400           1,500    $327,600      4,875,200     $51,248
 Three-for-two stock
  split effected in
  the form of a
  50% stock
  dividend ................                                                         2,437,600      24,376
                                  --      ---------          -----    --------      ---------     -------
 Balance at
  December 31,
  1994 as restated
  for the three-for-
  two stock split .........       18       400,400           1,500     327,600      7,312,800      75,624
 Net income ...............
 Preferred stock
  dividends
  declared ................
Balance at
 December 31, 1995                18       400,400           1,500     327,600      7,312,800      75,624
 Net income ...............
 Preferred stock
  dividends
  declared ................
 Retirement of
  treasury stock ..........                                                                        (2,496)
 Recapitalization of
  Class A & B
  preferred stock .........      (18)     (400,400)         (1,500)   (327,600)     1,279,218      12,792
 Compensation paid
  in common stock                                                                     106,152       1,062
 Conversion of Class
  C convertible
  preferred stock .........                                                           154,800       1,548
 Exercise of warrants                                                                 501,786       5,018



                                                                               Unearned     Net Unrealized
                              Additional      Treasury        Retained      Compensation    Gain (Loss)
                                Paid-in       Stock at        Earnings       Restricted    on Securities
                                Capital         Cost          (Deficit)     Stock Awards   Held for Sale       Total
                            -------------- -------------- ---------------- -------------- --------------- --------------
Balance at December
 31, 1994 as
 previously reported        $   28,112     $(400,030)     $  (593,600)     $     --             $--       $(186,270)
 Three-for-two stock
  split effected in
  the form of a
  50% stock
  dividend ................                                   (24,376)                                           --
                            ----------     ---------      -----------      ----------           ---       ---------
 Balance at
  December 31,
  1994 as restated
  for the three-for-
  two stock split .........     28,112      (400,030)        (617,976)                                     (186,270)
 Net income ...............                                   601,898                                       601,898
 Preferred stock
  dividends
  declared ................    (28,112)                        (8,482)                                      (36,594)
                            -----------     --------      -----------     -----------           ---       ---------
Balance at
 December 31, 1995                  --      (400,030)         (24,560)                           --         379,034
 Net income ...............                                 1,502,338                                     1,502,338
 Preferred stock
  dividends
  declared ................                                   (79,236)                                      (79,236)
 Retirement of
  treasury stock ..........   (397,534)      400,030                                                             --
 Recapitalization of
  Class A & B
  preferred stock ......... 10,115,424                    (10,225,216)                                     (825,000)
 Compensation paid
  in common stock              969,487                                     (336,000)                        634,549
 Conversion of Class
  C convertible
  preferred stock .........    638,452                                                                      640,000
 Exercise of warrants          817,941                                                                      822,959



                            See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                                            Preferred Stock
                          ---------------------------------------------------
                                   Class A                   Class B                Common Stock
                          ------------------------- ------------------------- -------------------------
                              Number                    Number                    Number
                            of Shares     $25,000     of Shares       $250      of Shares
                           Outstanding   Par Value   Outstanding   Par Value   Outstanding   Par Value
                          ------------- ----------- ------------- ----------- ------------- -----------
 Sale of common
  stock, net of
  expenses ..............                                                       3,300,000      33,000
 Net unrealized loss
  on securities
  available for sale
                               --           ---          --           ---      ----------    --------
Balance at
 December 31, 1996             --            --          --            --      12,654,756     126,548
 Net income .............
 Secondary sale of
  common stock ..........                                                          75,000         750
 Employee stock
  purchase plan .........                                                           9,078          91
 Exercise of stock
  options ...............                                                          47,906         479
 Amortization of
  unearned
  compensation ..........
 Net unrealized gain
  on securities
  available for sale
                               --           ---          --           ---      ----------    --------
Balance at
 December 31, 1997             --           $--          --           $--      12,786,740    $127,868
                               ==           ===          ==           ===      ==========    ========



                                                                       Unearned     Net Unrealized
                            Additional    Treasury      Retained     Compensation    Gain (Loss)
                              Paid-in     Stock at      Earnings      Restricted    on Securities
                              Capital       Cost       (Deficit)     Stock Awards   Held for Sale       Total
                          -------------- ---------- --------------- -------------- --------------- ---------------
 Sale of common
  stock, net of
  expenses ..............   31,646,747                                                                31,679,747
 Net unrealized loss
  on securities
  available for sale                                                                   (36,973)          (36,973)
                            ----------      --         ----------       --------       -------        ----------
Balance at
 December 31, 1996          43,790,517      --         (8,826,674)      (336,000)      (36,973)       34,717,418
 Net income .............                               4,800,619                                      4,800,619
 Secondary sale of
  common stock ..........      172,126                                                                   172,876
 Employee stock
  purchase plan .........      113,113                                                                   113,204
 Exercise of stock
  options ...............      371,751                                                                   372,230
 Amortization of
  unearned
  compensation ..........                                                105,000                         105,000
 Net unrealized gain
  on securities
  available for sale                                                                    36,973            36,973
                           -----------      --       ------------     ----------       -------        ----------
Balance at
 December 31, 1997         $44,447,507      --       $ (4,026,055)    $ (231,000)           --       $40,318,320
                           ===========      ==       ============     ==========       =======       ===========

                             See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year ended December 31,
                                                            -------------------------------------------------
                                                                 1995             1996              1997
                                                            -------------   ---------------   ---------------
Operating activities
Income before extraordinary loss ........................    $  825,594     $ 1,502,338       $  4,800,619
Adjustments to reconcile income before extraordinary
 loss to net cash provided by operating activities:
 Depreciation and amortization ..........................       640,917       1,053,472          1,595,706
 Amortization of unearned compensation ..................            --              --            105,000
 Compensation paid in Common Stock ......................            --         634,549                 --
 Loss (gain) on disposal of equipment ...................                                               --
 Deferred income taxes ..................................       (93,960)        612,079          1,084,000
 Change in operating assets and liabilities:
   Accounts receivable ..................................      (457,609)     (1,884,180)        (1,774,614)
   Prepaid expenses and other current assets ............      (236,378)       (875,072)           413,717
   Accounts payable and accrued expenses ................       781,049         390,831            320,816
   Other assets and liabilities, net ....................      (157,659)         11,775         (1,788,785)
                                                             ----------     -----------       -------------
Net cash provided by operating activities ...............     1,301,954       1,445,792          4,756,459
Investing activities
Capital expenditures ....................................       (17,358)     (1,852,701)        (2,737,598)
Proceeds from sale of equipment .........................        13,500              --                 --
Purchase of securities available for sale ...............      (245,069)    (25,060,427)       (25,328,551)
Purchase of investments held to maturity ................            --        (353,126)        (3,062,361)
Proceeds from maturities of investments .................        99,286         300,000          3,410,556
Proceeds from maturities of securities available
 for sale ...............................................            --              --         50,388,977
Product development costs ...............................      (479,316)       (858,827)        (2,872,397)
                                                             ----------     -----------       -------------
Net cash (used for) provided by investing activities.....      (628,957)    (27,825,081)        19,798,626
Financing activities
Principal payments on long-term debt ....................      (276,507)     (1,811,273)                --
Payment to retire Preferred Stock .......................            --        (825,000)                --
Principal payments on notes payable .....................       (76,001)        (76,958)                --
Principal payments on capital lease obligations .........      (166,297)       (362,223)          (384,558)
Proceeds from sale of Common Stock ......................            --      32,502,706            658,071
Proceeds from sale of Preferred Stock ...................       640,000              --                 --
Dividends paid ..........................................       (33,750)        (82,080)                --
                                                             ----------     -----------       -------------
Net cash provided by (used for) financing
 activities .............................................        87,445      29,345,172            273,513
Net increase in cash and cash equivalents ...............       760,442       2,965,883         24,828,598
Cash and cash equivalents at beginning of year ..........       412,250       1,172,692          4,138,575
                                                             ----------     -----------       -------------
Cash and cash equivalents at end of year ................    $1,172,692     $ 4,138,575       $ 28,967,173
                                                             ==========     ===========       =============
Supplemental disclosures of cash flow information:
Cash paid during the year for interest ..................    $  447,241     $   434,092       $    120,355
Cash paid during the year for taxes .....................    $  419,700     $   819,897       $  2,342,081

Supplemental disclosure of noncash financing activities:
Capital lease obligations totaling $960,059 and $685,604 in the years ended December 31, 1995 and 1996, respectively, were incurred for the acquisition of new equipment. No leases were entered into in 1997.


                            See accompanying notes.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     ITDS is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

Basis of Presentation

Stock Split

     The Company effected a three-for-two stock split in the form of a 50% stock dividend, to be distributed on March 9, 1998 to stockholders of record on February 23, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets.

     The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases when the product is available for general release. The capitalized costs include salaries and related payroll costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio that current revenue for the product bears to total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years. During the years ended December 31, 1995, 1996 and 1997, $166,292, $300,105 and
$518,398, respectively, of capitalized software development costs were amortized.

Revenue Recognition

     Revenues and costs associated with the recurring process of providing billing and other service/ software solutions are recognized at the time services are performed. License fees and related costs are recognized upon execution of the licensing agreement and delivery of the software to the customer, provided that the Company has no significant related obligations or collection uncertainties remaining. Where there are significant obligations related to the development and enhancement of the software, license fees are recorded over the expected installation period or the term of the respective contract. As of December 31, 1997, other assets includes approximately $865,000 for installation and related services that are being recorded over the installation period. In addition, accounts receivable at December 31, 1996 and 1997 include $1,278,412 and $2,296,451, respectively, for services rendered prior to December 31 which were billed in January of the following year when the billing cycles were complete.

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121, which was adopted in 1996, requires companies to investigate potential impairments of long-lived assets on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. The adoption of FAS 121 has not had a material effect on the Company's financial position or results of operations.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Consolidation

     The financial statements include the accounts of ITDS and consolidated subsidiaries after elimination of intercompany accounts and transactions.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1995, 1996, and 1997 were $115,835, $194,097, and $233,673, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

     Certain reclassifications were made to conform prior years' data to the current year's presentation.

Major Customers

     Revenues generated from two customers accounted for approximately 15.2% and 12.7% of 1995 revenues, 19.1% and 12.5% of 1996 revenues and 18.4% and 11.7% of 1997 revenues.

New Accounting Pronouncements

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("FAS 130") and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 and FAS 131 are effective for financial statements for fiscal years beginning after December 15, 1997. In addition, in October 1997 AcSEC issued Statement of Position 97-2 "Software Revenue Recognition" which is effective for transactions entered in fiscal years beginning after December 15, 1997. The Company is studying the application of the new standards to evaluate the effect on the Company's financial statements.


2. INVESTMENTS

     Prepaid expenses and other current assets includes short-term investments of $348,195 as of December 31, 1996. These investments are recorded at cost plus accrued interest (approximates market) and consist of United States Treasury Bills, maturing on or before April 3, 1997. These short-term investments are classified as held to maturity.

     Securities available for sale at December 31, 1996 consisted of United Stated Treasury Notes with a 6% coupon rate maturing on August 15, 1999. These securities are recorded at fair value. The unrealized gains or loss, net of tax are reported in a separate component of stockholder equity. During 1997, these investments were disposed of and invested in cash equivalents.

     Other income for the years ended December 31, 1995, 1996 and 1997 includes $20,269, $313,132 and $1,646,630, respectively, of investment income.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

3. CAPITAL STOCK

Stock Split

     The Company effected a three-for-two stock split, in the form of a 50% stock dividend, distributed on March 9, 1998 to stockholders of record on February 23, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

Public Offerings

     The Company completed its Initial Public Offering ("IPO") in October 1996. The Company sold 3 million shares at $10.67 per share, resulting in proceeds to the Company of approximately $28.7 million, after deducting expenses. In addition, on November 18, 1996 the Company received approximately $3.0 million, net of expenses, upon the exercise of the underwriters' over-allotment option to purchase 300,000 shares of Common Stock from the Company in connection with the IPO.

     In connection with the IPO, the Company's Certificate of Incorporation was amended to authorize the issuance of up to 40,000,000 shares of Common Stock, $.01 par value per share and the issuance of up to 2,000,000 shares of Preferred Stock, $.01 par value per share.

     A portion of the proceeds from the Company's IPO were used to retire substantially all of the Company's outstanding debt. In addition, the Company's Class A and B Preferred Stock was retired and the holders of such shares were issued an aggregate of 1,279,218 shares of the Company's Common Stock and were paid an aggregate amount of $825,000. The distribution of the 1,279,218 shares of the Company's Common Stock, valued at $8 per share, for an aggregate of $10.2 million, resulted in a one-time, noncash charge to retained earnings and a corresponding increase to additional paid-in-capital. Further, immediately prior to the IPO, Connecticut Innovations Incorporated ("CII") exercised outstanding warrants to purchase 501,786 shares of the Company's Common Stock at an aggregate purchase price of $822,959. In addition, upon the closing of the IPO all of the outstanding shares of Series C Preferred Stock of the Company (all of which were held by CII) converted into an aggregate of 154,800 shares of Common Stock.

     During April 1997, the Company received net proceeds of $172,876 from the sale of 75,000 shares of its Common Stock in a follow-on offering.

Earnings Per Share
     In February 1997, the FASB issued Statement of Financial Accounting Standards SFAS No. 128, "Earnings Per Share" FAS 128, which revises the methodology of calculating earnings per share. The Company adopted FAS 128 in the fourth quarter of 1997. All earnings per share amounts for all periods have been presented in accordance with and where appropriate, restated to conform to the FAS No. 128 requirements.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

3. CAPITAL STOCK (Continued)

     The following table set forth the computation of basic and diluted earnings per share:



                                                              Year ended December 31,
                                                      1995              1996              1997
                                                 --------------   ---------------   ---------------
   Numerator:
      Numerator for basic and diluted earnings
      per share--earnings before extraordinary
      item ...................................    $   825,594    $ 1,502,338       $ 4,800,619
                                                  ===========    ===========       ===========
   Denominator:
      Denominator for basic earnings per
      share--weighted-average shares .........      9,291,257     9,889,809         12,728,214
      Effect of dilutive securities:
       Employee stock options ................             --       219,312            464,616
                                                  -----------    -----------       -----------
      Denominator for diluted earnings per
      share--adjusted weighted-average shares
      and assumed conversions ................      9,291,257     10,109,121        13,192,830
                                                  ===========    ===========       ===========
   Basic income per common share before
    extraordinary item .......................    $       .09    $       .15       $       .38
                                                  ===========    ===========       ===========
   Diluted income per common share before
    extraordinary item .......................    $       .09    $       .15       $       .36
                                                  ===========    ===========       ===========

     Income per common share for the years ended December 31, 1995 and 1996 is calculated using the weighted average number of shares of common stock outstanding after giving effect to the retirement of the Company's Class A and B Preferred Stock and the conversion of the Series C Preferred Stock in conjunction with the Company's IPO.

     Supplemental earnings per share, assuming, at the beginning of the respective periods, the exercise of the warrants, the redemption and conversion of all outstanding preferred stock, and the sale of Common Stock, the proceeds of which were used for debt retirement, are as follows:


                                               Year ended December 31,
                                                   1995        1996
                                                ---------   ---------
   Basic:
   Income before extraordinary item .........    $  .11       $ .16
   Extraordinary item .......................      (.02)         --
                                                 ------       -----
   Net income ...............................    $  .09       $ .16
                                                 ======       =====
   Diluted:
   Income before extraordinary item .........    $  .09       $ .16
   Extraordinary item .......................      (.02)         --
                                                 ------       -----
   Net income ...............................    $  .07       $ .16
                                                 ======       =====

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

4. STOCK PLANS

     The Company's 1996 and 1997 Stock Incentive Plans authorize the grant of options to employees, directors and consultants for up to 1,500,000 shares and 1,125,000 shares, respectively, of the Company's Common Stock. All options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment. In addition, a total of 300,000 shares of Common Stock have been authorized for issuance under the Company's 1996 Employee Stock Purchase Plan.

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

     A summary of the Company's activity in the stock options plans, and related information for the years ended December 31, 1995, 1996, and 1997 follows:



                                                                        Weighted-Average
                                                           Options       Exercise Price
                                                        ------------   -----------------
   Outstanding at December 31, 1995 .................           --              --
   Granted ..........................................      590,550         $  9.29
   Forfeited ........................................        2,250         $  9.33
                                                           -------         -------
   Outstanding at December 31, 1996 .................      588,300         $  9.29
   Granted ..........................................    2,607,643         $ 12.33
   Exercised ........................................       47,910         $  7.77
   Cancelled ........................................      534,750         $  7.78
   Forfeited ........................................      124,184         $  7.88
                                                         ---------         -------
   Outstanding at December 31, 1997 .................    2,489,099         $ 12.33
                                                         =========         =======
   Options exercisable at December 31, 1997 .........      111,583         $  9.19
   Options exercisable at December 31, 1996 .........       24,093         $ 12.24

     In May 1997, 534,750 options previously issued were exchanged for new options covering an equal number of shares and an exercise price equal to the then current market price. The previously issued options were included in the number of shares granted for 1997.


                              Options Outstanding
--------------------------------------------------------------------------------
                                             Weighted-Average
         Range of             Outstanding        Remaining      Weighted-Average
      Exercise Prices       as of 12/31/97   Contractual Life    Exercise Price
-------------------------- ---------------- ------------------ -----------------
   $7.50--$10.00..........       844,651             8.9           $  7.75
   $10.00--$12.50.........       198,750             9.4             11.50
   $12.50--$15.00.........             0               0                 0
   $15.00--$17.50.........     1,445,698             9.9             15.48
                               ---------             ---           -------
                               2,489,099             9.5           $ 12.54
                               =========             ===           =======

     Exercise prices for options outstanding as of December 31, 1997 ranged from $7.75 to $16 per share. The weighted average remaining contractual life of those options is 9.5 years.

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

4. STOCK PLANS (Continued)

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:



                                                                 1996         1997
                                                              ----------   ----------
   Risk-free interest rate ................................    5.0%        5.0%
   Dividend yield .........................................    0           0
   Expected volatility of market price of company's
    common stock ..........................................     .71         .63
   Expected option life ...................................   5 years      5 years
   Weighted average fair value per share of options granted
    during year ...........................................    $4.86        $7.31

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                                           1996              1997
                                                     ---------------   ---------------
   Pro forma net income ..........................     $ 1,189,597       $ 3,441,094
                                                       ===========       ===========
   Pro forma earnings per share:
   Pro forma basic earnings per share ............     $       .12       $       .27
   Pro forma diluted earnings per share ..........     $       .12       $       .26

5. DEFERRED COMPENSATION

     In accordance with the terms of his employment agreement, as amended on September 30, 1996, an employee became entitled to receive a payment of $275,000 on or before December 31, 1996 and, as a result of the public offering of the Company's Common Stock, the right to purchase 27,500 shares of the Company's Common Stock for $.01 per share. In addition, during 1996 an employee was given the right to purchase 42,652 shares of the Company's Common Stock for $.01 per share. During 1996, these employees acquired the shares and the difference between the exercise price and the fair value on the date of grant was charged to compensation expense. In connection with an employment

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

5. DEFERRED COMPENSATION (Continued)

agreement entered into during 1996, an employee was awarded 36,000 shares of the Company's Common Stock with a fair value of $336,000 when awarded. The shares vest 25% on April 1, 1997, 25% on October 31, 1998, 25% on October 31, 1999, and 25% on October 31, 2000. The fair value of the shares on the date of award is being amortized as compensation expense over the vesting period.


6. CAPITALIZED LEASE OBLIGATIONS

     The Company leases computer equipment and office furniture under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of assets under capital leases is included in depreciation expense.

     Maturities of capital lease obligations are as follows as of December 31, 1997:


   1998 ............................................   $322,030
   1999 ............................................     71,935
                                                       --------
   Total lease obligations .........................    393,965
   Less: amount representing interest ..............     41,799
                                                       --------
   Present value of minimum lease payments .........   $352,166
                                                       ========

7. COMMITMENTS AND CONTINGENCIES

     On June 11, 1996, the Company entered into a noncancelable lease expiring on August 31, 2000 for 48,222 square feet of office space in Stamford, Connecticut. In connection therewith, the Company obtained a letter of credit in the initial amount of $362,000 as security for the lease. Minimum future rental payments due under such lease are $723,330 per year.

     The Company also leases Connecticut office facilities under a noncancelable operating lease expiring in April 1999. The Company recognizes rental expense on a straight line basis over the term of the lease. Rent expense was $330,914, $591,729 and $738,582 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Minimum future rental payments due under such leases as of December 31, 1997 are as follows:


   1998 ..........................    $  929,521
   1999 ..........................       773,237
   2000 ..........................       482,220
                                      ----------
                                       2,184,978
   Less: sublease income .........      (266,850)
                                      ----------
                                      $1,918,128
                                      ==========

     The Company is also obligated to pay utilities and property taxes above the landlords' base year costs.

     The Company has entered into employment contracts with various officers and other employees. The contracts expire in one to four years and require the Company to pay base compensation of approximately $2.1 million per year plus benefits. The contracts provide for discretionary bonuses if

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

7. COMMITMENTS AND CONTINGENCIES (Continued)

approved by the Board of Directors. In addition, as of December 31, 1997, the Company has loans to officers aggregating $264,653.

     The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than $9,500 and $10,000 for 1996 and 1997 calendar years. The Company does not contribute to the plan.


8. EXTRAORDINARY ITEM
     On June 30, 1995 the Company refinanced existing debt with CII. In doing so, the Company recorded an extraordinary loss of $223,696 which is net of a $158,038 tax benefit. Such extraordinary loss was due to a negotiated acceleration of payments due to early termination of the debt agreement.


9. INCOME TAXES
     Significant components of income tax expense (benefit) before extraordinary item are as follows:


                                           Year ended December 31,
                                 -------------------------------------------
                                     1995           1996            1997
                                 -----------   -------------   -------------
   Current:
    Federal ..................   $344,360      $  381,376      $1,667,132
    State ....................    128,386         118,333         575,250
                                 --------      ----------      ----------
                                  472,746         499,709       2,242,382
                                 --------      ----------      ----------
   Deferred:
    Federal ..................    (62,640)        436,659         805,916
    State ....................    (31,320)        175,390         278,084
                                 --------      ----------      ----------
                                  (93,960)        612,079       1,084,000
                                 --------      ----------      ----------
   Total tax expense .........   $378,786      $1,111,788      $3,326,382
                                 ========      ==========      ==========

     A reconciliation of the applicable federal statutory rate to the Company's effective tax (benefit) rate from income before income tax expense and extraordinary item follows:



                                                      1995         1996         1997
                                                   ----------   ----------   ----------
   Statutory rate ..............................       34.0%        34.0%        34.0%
   State income taxes, net of federal income tax
    benefit ....................................        5.3          7.4          6.9
   Debt consolidation expenses .................      (10.1)          --           --
   Other, net ..................................        2.3          1.1           --
                                                      -----         ----         ----
                                                       31.5%        42.5%        40.9%
                                                      =====         ====         ====

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

9. INCOME TAXES (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                      December 31,
                                              ----------------------------
                                                  1996            1997
                                              ------------   -------------
   Deferred tax liabilities:
    Software development costs ............   $ 798,862      $1,965,598
    Capitalized leases ....................     382,521         537,081
                                              ---------      ----------
   Total deferred tax liabilities .........   1,181,383       2,502,679
                                              ---------      ----------
   Deferred tax assets:
    Deferred charges ......................      46,092          28,786
    Depreciation and amortization .........     719,748         819,855
    Accrued compensation ..................      26,937           4,319
    Reserve for doubtful accounts .........      21,521         199,093
    Interest ..............................       4,085           3,626
                                              ---------      ----------
   Total deferred tax assets ..............     818,383       1,055,679
                                              ---------      ----------
   Net deferred tax liability .............   $ 363,000      $1,447,000
                                              =========      ==========

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1997 (in thousands, except per-share data):



                                                         Three Months Ended
                                            ---------------------------------------------
                                             3/31/97     6/30/97     9/30/97     12/31/97
                                            ---------   ---------   ---------   ---------
   Revenue ..............................    $5,270      $5,362      $6,039      $6,758
   Gross profit .........................     1,439       1,421       1,659       2,027
   Net income ...........................     1,062       1,078       1,240       1,420
   Basic net income per share ...........       .08         .08         .10         .11
   Diluted net income per share .........       .08         .08         .09         .11


                                                Three Months Ended
                                   ---------------------------------------------
                                    3/31/96     6/30/96     9/30/96     12/31/96
                                   ---------   ---------   ---------   ---------
   Revenue .....................    $3,934      $3,931      $4,139      $4,685
   Operating income ............     1,054         877        (273)      1,056
   Net income (loss) ...........       549         445        (240)        748
   Basic net income (loss) per
    share ......................       .06         .05        (.03)        .07
   Diluted net income (loss) per
    share ......................       .06         .05        (.03)        .07

     The sum of the quarters' net income per share may not equal the full year per-share amounts due to rounding differences resulting from changes in the number of shares of Common Stock outstanding.

     During the third quarter of 1996, the Company incurred a one-time charge for compensation related to two newly hired employees of $909,548 or $.07 per share ($.07 per share--diluted). The fourth quarter of 1996 includes a one-time charge associated with the IPO of $200,000 or $.02 per share ($.01 per share--diluted).

              INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

11. SUBSEQUENT EVENTS

     On January 2, 1998, the Company acquired TRIS, a provider of billing and care software and services, from Computer Sciences Corporation, in a transaction accounted for in accordance with the purchase method of accounting, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.). The purchases price consisted of 606,674 shares of Common Stock of the Company valued at $10,000,000 and $75,826,777 in cash. A portion of the cash purchase price for TRIS was obtained by the Company under a Credit Agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"), that provides for a $70 million term loan and a $30 million line of credit.

     The credit agreement contains normal covenants which include meeting certain financial ratios, requires the Company to pay interest at LIBOR plus two and one quarter percent and requires payments of interest only through March 30, 2000. At which time periodic principal, payments will become due.

     The purchase price in excess of the fair market value of the assets acquired of approximately $57 million will be amortized over 15 years. In addition, purchased research and development costs of approximately $21 million before income tax benefit and other indirect transaction related costs of approximately $5 million before income tax benefit will be expensed in the first quarter of 1998. The fair value of the purchased research and development costs was determined based on an independent valuation. The $21 million and $5 million discussed above have been excluded from the pro forma calculation for the year ended December 31, 1997.


Pro Forma Financial Information (Unaudited)

     For the year ended March 28, 1997 and the nine months ended December 31, 1997, TRIS had revenues and net income (loss) of $42.2 million and $3.0 million and $39.8 million and $(1.9) million, respectively. Assuming the acquisition had occurred as of January 1, 1997, pro forma revenues, net income and basic net income per share and diluted net income per share would have been $80.4 million, $4.7 million, $.35 per share and $.34 per share, respectively.

     Two customers accounted for 36% and 11% of TRIS' total revenues for the nine months ended December 31, 1997. For the year ended March 28, 1997, these two customers accounted for 17% and 13% of TRIS' total revenues.


Legal Proceedings

     Neither ITDS nor any of its subsidiaries is currently party to any material legal proceedings. However, ITDS Intelicom Services, Inc., a wholly-owned subsidiary of the Company acquired in January 1998 from Computer Sciences Corporation ("CSC"), is party to litigation and has been threatened with litigation in connection with the operation of its business prior to its acquisition by the Company. Pursuant to the terms of the acquisition, CSC and certain of its affiliates are obligated to defend and indemnify the Company against any obligations arising out of such litigation or threatened litigation.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III

Item 10--Directors and Officers of the Registrant

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in the Company's proxy statement for the annual meeting of stockholders to be held on April 13, 1998 (the "1998 Proxy Statement") in the section entitled "Election of Directors," which section is incorporated herein by reference.

     In addition, in February 1998, Charles L. Bakes resigned as Chairman and director of the Company and Alan K. Greene resigned as Vice President and Chief Financial Officer of the Company.

Item 11--Executive Compensation
     The response to this item is contained in the 1998 Proxy Statement in the section entitled "Election of Directors--Director Compensation" and "--Compensation of Executive Officers" which sections are incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management
     The response to this item is contained in the 1998 Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions
     The response to this item is contained in the 1998 Proxy Statement in the section entitled "Election of Directors--Certain Transactions," which section is incorporated herein by reference.


                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this Report on Form 10-K:

     1. The following documents are included as part of this Annual Report on Form 10-K:

      Report of Independent Auditors

      Consolidated Balance Sheets as of December 31, 1996 and 1997

      Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

      Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1995, 1996 and 1997

      Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

      Notes to the Consolidated Financial Statements

   2. Financial Statement Schedules

      All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits The exhibits filed as part of this Annual Report on Form 10-K are as follows:

 Exhibit
Number                 Description
--------------------   -----------------------------------------------------------------------------------------
            *2         Stock Purchase Agreement, dated as of December 29, 1997 by and among the
                       Registrant, CSC Intelicom, Inc. and CSC Domestic Enterprises, Inc.
         **3.1         Certificate of Incorporation of the Registrant, as amended.
         **3.2         By-Laws of the Registrant.
       **+10.1         Form of 1996 Equity Incentive Plan.
       **+10.2         1996 Employee Stock Purchase Plan.
         +10.3         1997 Stock Incentive Plan, as amended.
         +10.4         1998 Stock Incentive Plan.
         +10.5         Amended and Restated Employment Agreement between the Registrant and
                       Barry K. Lewis, dated as of April 1997.
         +10.6         Employment Agreement between the Registrant and Peter P. Bassermann, dated as of
                       September 3, 1997, and amendment thereto, dated as of January 1, 1998.
         +10.7         Employment Agreement between the Registrant and Lewis D. Bakes, dated as of
                       January 1, 1998.
         +10.8         Employment Agreement between the Registrant and Peter L. Masanotti, dated as of
                       January 1, 1998.
         +10.9         Employment Agreement between the Company and Paul K. Kothari, dated as of
                       December 29, 1997.
         +10.10        Employment Agreement between the Company and Susan Yezzi, dated as of
                       December 23, 1997.
        **10.11        Stock Purchase Agreement dated December 11, 1995, as amended, between the
                       Registrant and Connecticut Innovations, Incorporated relating to Class C Convertible
                       Preferred Stock.
        **10.12        Form of Lease between the Company and 969 Associates, dated December 1990.
        **10.13        Sublease dated June 11, 1996 between the Registrant and Learning International, relating to 225 High Ridge Road, Stamford, Connecticut.
          10.14        Lease dated January 1996 between Par 3 Development, L.L.C. and CSC Intelicom, Inc.
                       (now known as ITDS Intelicom Services, Inc.)
          10.15        Lease dated September 19, 1996 between Par 3 Development, L.L.C. and CSC Intelicom,
                       Inc. (now known as ITDS Intelicom Services, Inc.)
          10.16        Credit Agreement dated as of January 2, 1998 among the Registrant, the Subsidiary
                       Guarantors Party thereto and Lehman Commercial Paper Inc.
          10.17        Security Agreement, dated as of January 2, 1998 among the Registrant, each of the subsidiaries of the Registrant, and Lehman Commercial Paper Inc.
          10.18        Guarantee Assumption Agreement, dated as of January 2, 1998 by ITDS Intelicom
                       Services, Inc. in favor of Lehman Commercial Paper Inc.
            21         Subsidiaries of the Registrant.
            23         Consent of Ernst & Young LLP.
            27         Financial Data Schedule.

--------
 * Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Securities and Exchange Commission on January 13, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form
   S-1 (File No. 333-11045), as amended, originally filed with the Securities and Exchange Commission on August 29, 1996.

 + Management Contract or Compensatory Plan.

(b) Reports on Form 8-K

   No Reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

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


                                          INTERNATIONAL TELECOMMUNICATION
                                          DATA SYSTEMS, INC.


                                          /s/ Peter P. Bassermann
                                          -------------------------------------
                                          Peter P. Bassermann
                                          President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                              Title                         Date
---------------------------   ----------------------------------------   --------------
   /s/ Peter P. Bassermann
-------------------------     President, Chief Executive Officer and
      Peter P. Bassermann     Director (Principal Executive Officer)     March 5, 1998

      /s/ Paul K. Kothari
-------------------------     Chief Financial Officer (Principal
         Paul K. Kothari      Financial and Accounting Officer)          March 5, 1998

      /s/ Lewis D. Bakes
-------------------------
         Lewis D. Bakes       Director                                   March 5, 1998

       /s/ Stuart L. Bell
-------------------------
         Stuart L. Bell       Director                                   March 5, 1998

      /s/ Stephen J. Saft
-------------------------
        Stephen J. Saft       Director                                   March 5, 1998

    /s/ Peter L. Masanotti
-------------------------
       Peter L. Masanotti     Director                                   March 5, 1998

                                 EXHIBIT INDEX

 Exhibit
Number                 Description
--------------------   -----------------------------------------------------------------------------------------
            *2         Stock Purchase Agreement, dated as of December 29, 1997 by and among the
                       Registrant, CSC Intelicom, Inc. and CSC Domestic Enterprises, Inc.
         **3.1         Certificate of Incorporation of the Registrant, as amended.
         **3.2         By-Laws of the Registrant.
       **+10.1         Form of 1996 Equity Incentive Plan.
       **+10.2         1996 Employee Stock Purchase Plan.
         +10.3         1997 Stock Incentive Plan, as amended.
         +10.4         1998 Stock Incentive Plan.
         +10.5         Amended and Restated Employment Agreement between the Registrant and
                       Barry K. Lewis, dated as of April 1997.
         +10.6         Employment Agreement between the Registrant and Peter P. Bassermann, dated as of
                       September 3, 1997, and amendment thereto, dated as of January 1, 1998.
         +10.7         Employment Agreement between the Registrant and Lewis D. Bakes, dated as of
                       January 1, 1998.
         +10.8         Employment Agreement between the Registrant and Peter L. Masanotti, dated as of
                       January 1, 1998.
         +10.9         Employment Agreement between the Company and Paul K. Kothari, dated as of
                       December 29, 1997.
         +10.10        Employment Agreement between the Company and Susan Yezzi, dated as of
                       December 23, 1997.
        **10.11        Stock Purchase Agreement dated December 11, 1995, as amended, between the
                       Registrant and Connecticut Innovations, Incorporated relating to Class C Convertible
                       Preferred Stock.
        **10.12        Form of Lease between the Company and 969 Associates, dated December 1990.
        **10.13        Sublease dated June 11, 1996 between the Registrant and Learning International, relating to 225 High Ridge Road, Stamford, Connecticut.
          10.14        Lease dated January 1996 between Par 3 Development, L.L.C. and CSC Intelicom, Inc.
                       (now known as ITDS Intelicom Services, Inc.)
          10.15        Lease dated September 19, 1996 between Par 3 Development, L.L.C. and CSC Intelicom,
                       Inc. (now known as ITDS Intelicom Services, Inc.)
          10.16        Credit Agreement dated as of January 2, 1998 among the Registrant, the Subsidiary
                       Guarantors Party thereto and Lehman Commercial Paper Inc.
          10.17        Security Agreement, dated as of January 2, 1998 among the Registrant, each of the subsidiaries of the Registrant, and Lehman Commercial Paper Inc.
          10.18        Guarantee Assumption Agreement, dated as of January 2, 1998 by ITDS Intelicom
                       Services, Inc. in favor of Lehman Commercial Paper Inc.
            21         Subsidiaries of the Registrant.
            23         Consent of Ernst & Young LLP.
            27         Financial Data Schedule.

--------
 * Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Securities and Exchange Commission on January 13, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form
   S-1 (File No. 333-11045), as amended, originally filed with the Securities and Exchange Commission on August 29, 1996.

 + Management Contract or Compensatory Plan.