Form 10-K/A
period 1997-12-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1998-03-31
CIK 867889

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                 Amendment No. 1
                                       on
                                   Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934 [No Fee Required]

           For the transition period from               to

                           Commission File No. 0-21519

                         INTERNATIONAL TELECOMMUNICATION
                               DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                          ----------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting Common Stock held by nonaffiliates of the registrant as of February 24, 1998:

      Common Stock, $.01 par value -- $270,387,356.25

      The number of shares outstanding of the issuer's common stock as of February 24, 1998 (adjusted to reflect three-for-two stock split to be effected on March 9, 1998):

                Common Stock, $.01 par value -- 13,418,257 shares

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held April 13, 1998 are incorporated by reference into Part III of this Report.

================================================================================

      This Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the "Commission") on March 10, 1998 (the "Form 10-K"), is being filed for the purposes of revising footnote 11 to the Company's Consolidated Financial Statements contained in the Form 10-K, revising the exhibit index and filing certain restated financial data schedules as exhibits to the Form 10-K.

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


Pro Forma Financial Information (Unaudited)

     For the year ended March 28, 1997 and the nine months ended December 31, 1997, TRIS had revenues and net income (loss) of $42.2 million and $3.0 million and $39.8 million and $(1.9) million, respectively. Assuming the acquisition had occurred as of January 1, 1997, pro forma revenues, net income and basic net income per share and diluted net income per share would have been $80.4 million, $5.2 million, $.39 per share and $.37 per share, respectively.

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

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this Report on Form 10-K:

      3.    Exhibits

            The exhibits filed as part of this Annual Report on Form 10-K are as follows:

  EXHIBIT
   NUMBER   DESCRIPTION

    *2      Stock Purchase Agreement, dated as of December 29, 1997 by and among the Registrant, CSC Intelicom, Inc. and CSC Domestic
            Enterprises, Inc.
   **3.1    Certificate of Incorporation of the Registrant, as amended.
   **3.2    By-Laws of the Registrant.
**+ 10.1    Form of 1996 Equity Incentive Plan.
**+ 10.2    1996 Employee Stock Purchase Plan.
***+10.3    1997 Stock Incentive Plan, as amended.
***+10.4    1998 Stock Incentive Plan.
***+10.5    Amended and Restated Employment Agreement between the
            Registrant and Barry K. Lewis, dated as of April 1997.
***+10.6    Employment Agreement between the Registrant and Peter P.
            Bassermann, dated as of September 3, 1997, and amendment
            thereto, dated as of January 1, 1998.
***+10.7    Employment Agreement between the Registrant and Lewis D. Bakes, dated as of January 1, 1998.
***+10.8    Employment Agreement between the Registrant and Peter L.
            Masanotti, dated as of January 1, 1998.
***+10.9    Employment Agreement between the Company and Paul K. Kothari, dated as of December 29. 1997.
***+10.10   Employment Agreement between the Company and Susan Yezzi, dated as of December 23, 1997.
  **10.11   Stock Purchase Agreement dated December 11, 1995, as amended, between the Registrant and Connecticut Innovations,
            Incorporated relating to Class C Convertible Preferred Stock.
  **10.12   Form of Lease between the Company and 969 Associates, dated
            December 1990.
  **10.13   Sublease dated June 11, 1996 between the Registrant and
            Learning International, relating to 225 High Ridge Road,
            Stamford, Connecticut.
 ***10.14   Lease dated January 1996 between Par 3 Development, L.L.C. and
            CSC Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.).
 ***10.15   Lease dated September 19, 1996 between Par 3 Development,
            L.L.C. and CSC Intelicom, Inc. (now known as ITDS Intelicom
            Services, Inc.).
 ***10.16   Credit Agreement dated as of January 2, 1998 among the
            Registrant, the Subsidiary Guarantors Party thereto and Lehman
            Commercial Paper Inc.
 ***10.17   Security Agreement, dated as of January 2, 1998 among the
            Registrant, each of the subsidiaries of the Registrant, and
            Lehman Commercial Paper Inc.
 ***10.18   Guarantee Assumption Agreement, dated as of January 2, 1998 by
            ITDS Intelicom Services, Inc. in favor of Lehman Commercial
            Paper Inc.
 ***21      Subsidiaries of the Registrant.
    23      Consent of Ernst & Young LLP.

    27.1 Restated Financial Data Schedule, relating to Form 10-K for the period ended December 31, 1997, as originally filed with the Commission on March 10, 1998.
    27.2 Restated Financial Data Schedule, relating to Form 10-Q for the period ended September 30, 1997, as originally filed with the Commission on November 3, 1997.
    27.3 Restated Financial Data Schedule, relating to Form 10-Q for the period ended June 30, 1997, as originally filed with the Commission on August 7, 1997.
    27.4 Restated Financial Data Schedule, relating to Form 10-Q for the period ended March 31, 1997, as originally filed with the Commission on May 13, 1997.
    27.5 Restated Financial Data Schedule, relating to Form 10-K for the period ended December 31, 1996, as originally filed with the Commission on February 28, 1997.
    27.6 Restated Financial Data Schedule, relating to Form 10-Q for the period ended September 30, 1996, as originally filed with the Commission on December 6, 1996.

----------
* Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Commission on January 13, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11045), as amended, originally filed with the Commission on August 29, 1996.

*** Incorporated by reference to the Registrant's Report on Form 10-K, originally filed with the Commission on March 10, 1998.

+     Management Contract or Compensatory Plan.

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


                                         INTERNATIONAL TELECOMMUNICATION
                                         DATA SYSTEMS, INC.


                                         /s/ Peter P. Bassermann
                                         ------------------------------------
                                         Peter P. Bassermann
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date

/s/ Peter P. Bassermann
---------------------------   President, Chief Executive
Peter P. Bassermann           Officer and Director        March 27, 1998
                              (Principal Executive
                              Officer)

/s/ Paul K. Kothari
---------------------------   Chief Financial Officer
Paul K. Kothari               (Principal Financial and    March 27, 1998
                              Accounting Officer)


/s/ Lewis D. Bakes
---------------------------   Director                    March 30, 1998
Lewis D. Bakes


/s/ Stuart L. Bell
---------------------------   Director                    March 30, 1998
Stuart L. Bell


/s/ Stephen J. Saft
---------------------------   Director                    March 26, 1998
Stephen J. Saft


/s/ Peter L. Masanotti
---------------------------
Peter L. Masanotti            Director                    March 27, 1998

   EXHIBIT
    NUMBER     DESCRIPTION

     *2       Stock Purchase Agreement, dated as of December 29, 1997 by and among the Registrant, CSC Intelicom, Inc. and CSC Domestic
              Enterprises, Inc.
    **3.1     Certificate of Incorporation of the Registrant, as amended.
    **3.2     By-Laws of the Registrant.
 **+ 10.1     Form of 1996 Equity Incentive Plan.
 **+ 10.2     1996 Employee Stock Purchase Plan.
 ***+10.3     1997 Stock Incentive Plan, as amended.
 ***+10.4     1998 Stock Incentive Plan.
 ***+10.5     Amended and Restated Employment Agreement between the
              Registrant and Barry K. Lewis, dated as of April 1997.
 ***+10.6     Employment Agreement between the Registrant and Peter P.
              Bassermann, dated as of September 3, 1997, and amendment
              thereto, dated as of January 1, 1998.
 ***+10.7     Employment Agreement between the Registrant and Lewis D. Bakes, dated as of January 1, 1998.
 ***+10.8     Employment Agreement between the Registrant and Peter L.
              Masanotti, dated as of January 1, 1998.
 ***+10.9     Employment Agreement between the Company and Paul K. Kothari, dated as of December 29. 1997.
 ***+10.10    Employment Agreement between the Company and Susan Yezzi, dated as of December 23, 1997.
   **10.11    Stock Purchase Agreement dated December 11, 1995, as amended, between the Registrant and Connecticut Innovations,
              Incorporated relating to Class C Convertible Preferred Stock.
   **10.12    Form of Lease between the Company and 969 Associates, dated
              December 1990.
   **10.13    Sublease dated June 11, 1996 between the Registrant and
              Learning International, relating to 225 High Ridge Road,
              Stamford, Connecticut.
  ***10.14    Lease dated January 1996 between Par 3 Development, L.L.C. and
              CSC Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.).
  ***10.15    Lease dated September 19, 1996 between Par 3 Development,
              L.L.C. and CSC Intelicom, Inc. (now known as ITDS Intelicom
              Services, Inc.).
  ***10.16    Credit Agreement dated as of January 2, 1998 among the
              Registrant, the Subsidiary Guarantors Party thereto and Lehman
              Commercial Paper Inc.
  ***10.17    Security Agreement, dated as of January 2, 1998 among the
              Registrant, each of the subsidiaries of the Registrant, and
              Lehman Commercial Paper Inc.
  ***10.18    Guarantee Assumption Agreement, dated as of January 2, 1998 by
              ITDS Intelicom Services, Inc. in favor of Lehman Commercial
              Paper Inc.
  ***21       Subsidiaries of the Registrant.
     23       Consent of Ernst & Young LLP.
     27.1     Restated Financial Data Schedule, relating to Form 10-K for the period ended December 31, 1997, as originally filed with the Commission on March 10, 1998.
     27.2     Restated Financial Data Schedule, relating to Form 10-Q for the period ended September 30, 1997, as originally filed with the Commission on November 3, 1997.
     27.3     Restated Financial Data Schedule, relating to Form 10-Q for the period ended June 30, 1997, as originally filed with the Commission on August 7, 1997.
     27.4     Restated Financial Data Schedule, relating to Form 10-Q for the period ended March 31, 1997, as originally filed with the Commission on May 13, 1997.
     27.5     Restated Financial Data Schedule, relating to  Form 10-K for the period ended December 31, 1996, as originally filed with the Commission on February 28, 1997.

     27.6 Restated Financial Data Schedule, relating to Form 10-Q for the period ended September 30, 1996, as originally filed with the Commission on December 6, 1996.

----------
* Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Commission on January 13, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-11045), as amended, originally filed with the Commission on August 29, 1996.

*** Incorporated by reference to the Registrant's Report on Form 10-K, originally filed with the Commission on March 10, 1998.