Form 10-Q
period 1998-03-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1998-05-13
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________


                         Commission file number 0-21519

               International Telecommunication Data Systems, Inc.
             (Exact name of registrant as specified in its charter)


                          Delaware                                              06-1295986
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. employer identification no.)


               225 High Ridge Road, Stamford, CT                                  06905
--------------------------------------------------------------      ------------------------------------
            (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at May 7, 1998
------------------------------------           -------------------------------
   Common Stock, $.01 par value                          13,537,569

               International Telecommunication Data Systems, Inc.
                                and Subsidiaries

                                    Form 10-Q




                                      Index

Part I. Financial Information                                                       Page No.

Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--March 31, 1998 and December 31, 1997......................1

   Consolidated statements of operations--three months ended
     March 31, 1998 and 1997..............................................................3

   Consolidated statements of cash flows--three months ended
     March 31, 1998 and 1997..............................................................4

   Notes to consolidated financial statements.............................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results.................8


Part II. Other Information

Item 1.  Legal Proceedings...............................................................11

Item 2.  Changes in Securities and Use of Proceeds.......................................11

Item 4.  Submission of Matters to a Vote of Security Holders.............................12

Item 6.  Exhibits and Reports on Form 8-K................................................12

         Signatures......................................................................13

Part I. Financial Information


Item 1. Financial Statements


       International Telecommunication Data Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (In thousands)



                                                                                           March 31        December 31
                                                                                             1998              1997
                                                                                       ------------------------------------
                                                                                         (Unaudited)        (See Note)
Assets
Current assets:
   Cash and cash equivalents                                                               $   7,720          $ 28,967
   Accounts receivable, net of allowances for doubtful accounts of
     $1,766 and $486, respectively                                                            24,748             5,008
   Prepaid expenses, and other current assets                                                  1,016               741
   Deferred income taxes                                                                         585               220
                                                                                       ------------------------------------
Total current assets                                                                          34,069            34,936

Property and equipment
   Computers, including leased property under capital leases of
     $1,105 in 1998 and 1997                                                                   7,976             4,844
   Furniture and fixtures, including leased property under capital
     leases of $33 in 1998 and 1997                                                            1,675               447
   Equipment, including leased property under capital leases of $54
     in 1998 and 1997                                                                            373               373
   Leasehold improvements                                                                        970               589
                                                                                       ------------------------------------
                                                                                              10,994             6,253
   Less: accumulated depreciation and amortization                                             3,143             2,319
                                                                                       ------------------------------------
                                                                                               7,851             3,934
Other assets:
   Goodwill - net of accumulated amortization of $861 in 1998                                 48,749                --
   Product development costs-at cost, net of accumulated
     amortization of $2,066 and $1,105 respectively                                           20,962             3,698
   Deferred taxes                                                                              5,394                --
   Other                                                                                       2,604             1,884
                                                                                       ------------------------------------
                                                                                              77,709             5,582
                                                                                       ------------------------------------
Total assets                                                                               $ 119,629          $ 44,452
                                                                                       ====================================



See notes to financial statements.


                                                                                  March 31        December 31
                                                                                    1998              1997
                                                                              ------------------------------------
                                                                                (Unaudited)        (See Note)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                 $  3,318          $ 1,192
   Accrued expenses and income taxes payable                                           6,057              560
   Accrued compensation                                                                2,287              333
   Deferred revenue                                                                      446               --
   Current maturities of capital lease obligations                                       225              279
                                                                              ------------------------------------
Total current liabilities                                                             12,333            2,364


Long term debt                                                                        70,000               --
Capital lease obligations                                                                 35               73
Deferred income taxes                                                                     --            1,667
Other                                                                                     19               30


Stockholders' equity
   Common Stock, $.01 par value; 40,000,000 shares authorized,
     13,426,459 and 12,786,740 shares issued and outstanding at
     March 31, 1998 and December 31, 1997, respectively                                  134              128
   Additional paid-in capital                                                         54,754           44,447
   Retained deficit                                                                  (17,530)          (4,026)
   Unearned compensation                                                                (116)            (231)
                                                                              ------------------------------------
Total stockholders' equity                                                            37,242           40,318
                                                                              ------------------------------------
Total liabilities and stockholders' equity                                          $119,629          $44,452
                                                                              ====================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                                                      Three months ended
                                                                                          March 31,
                                                                                    1998              1997
                                                                              -----------------------------------
Revenue                                                                             $ 26,006          $ 5,270
Costs and expenses:
   Operating expenses                                                                 10,261            1,321
   General, administrative and selling expenses                                        5,025            1,541
   Depreciation and amortization                                                       2,647              346
   Systems development and programming costs                                           3,471              624
   In-process R&D & indirect acquisition costs                                        24,986               --
                                                                              -----------------------------------
                                                                                      46,390            3,832
Operating income (loss)                                                              (20,384)           1,438

Other income                                                                             225              414
Interest expense                                                                      (1,505)             (49)
                                                                              -----------------------------------

Income (loss) before income tax expense                                              (21,664)           1,803
Income tax expense (benefit)                                                          (8,159)             741
                                                                              -----------------------------------
Net income (loss)                                                                   $(13,505)         $ 1,062
                                                                              ===================================

Income (loss) per common share- basic:
Net income (loss)                                                                   $  (1.01)         $   .08
                                                                              ===================================

Shares used in computing basic income (loss) per common share                         13,406           12,655
                                                                              ===================================

Income (loss) per common share- diluted:
Net income (loss)                                                                   $  (1.01)         $   .08
                                                                              ===================================

Shares used in computing diluted income (loss) per common share                       13,406           12,856
                                                                              ===================================


See notes to financial statements.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three months ended
                                                                                           March 31,
                                                                                     1998              1997
                                                                                ----------------------------------
Operating activities
Net income loss before extraordinary loss                                          $ (13,505)         $  1,062
Adjustments to reconcile net income before extraordinary loss to net cash provided by operating activities:
    Write off of in-process R&D                                                       20,800                --
    Depreciation and amortization                                                      2,704               346
    Deferred taxes                                                                    (7,426)              104
    Stock option compensation expense                                                    116                21
    Change in operating assets and liabilities:
      Accounts receivable                                                            (14,030)             (302)
      Prepaid expenses                                                                   (72)              334
      Accounts payable, accrued expenses and accrued compensation                      3,192               887
      Customer & employee advances                                                      (651)               --
      Other assets and liabilities, net                                                    6              (170)
                                                                                ----------------------------------
Net cash provided (used) by operating activities                                      (8,866)            2,282

Investing activities
Capital expenditures                                                                  (1,531)           (1,552)
Purchase of Intelicom                                                                (77,275)               --
Purchase of securities available for sale                                                 --            (2,988)
Purchase of investments                                                                   --                (1)
Proceeds from maturities of investments                                                   --               300
Product development costs                                                             (2,426)             (285)
                                                                                ----------------------------------
Net cash used for investing activities                                               (81,232)           (4,526)

Financing activities
Principal payment on long term debt                                                      (92)             (129)
Proceeds from sale of common stock                                                       313                 6
Financing fees paid                                                                   (1,370)               --
Proceeds from long term debt                                                          70,000                --
                                                                                ----------------------------------
Net cash provided (used) for financing activities                                     68,851              (123)
                                                                                ----------------------------------

Net decrease in cash and cash equivalents                                            (21,247)           (2,367)
Cash and cash equivalents at beginning of period                                      28,967             4,139
                                                                                ----------------------------------
Cash and cash equivalents at end of period                                         $   7,720          $  1,772
                                                                                ==================================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                           $   1,291          $     49
Cash paid during the period for taxes                                                    465               154

Supplemental disclosure of noncash investing and
   financial activities:
The Company issued 606,673 shares of its common stock, valued at $10 million to CSC as partial financing of the Intelicom Acquisition.


See notes to financial statements.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K/A for the year ended December 31, 1997.

Consolidation

The consolidated financial statement include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On January 2, 1998, the Company acquired a subsidiary ("Intelicom") of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.). The purchase price consisted of 606,673 shares of Common Stock of the Company valued at $10 million and $75.8 million in cash plus a future contingent payout of up to $6 million. A portion of the cash purchase price for Intelicom was obtained by the Company under a credit agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with an Amended and Restated Credit Agreement dated as of March 18, 1998 among the Company, Intelicom, the Lenders party thereto, First Union National Bank as Administrative Agent, and Lehman Commercial Paper, Inc. as Arranger (the "Amended Credit Agreement") which provides for a $70 million term loan and a $30 million line of credit. The Amended Credit Agreement contains normal covenants which include meeting certain financial ratios, requires the Company to pay interest at LIBOR plus up to two and one quarter percent and requires payments of interest only through March 30, 2000, at which time periodic principal payments become due.

During the quarter ended March 31, 1998, the Company entered into a hedging agreement with a third party, expiring in March 2001, to limit exposure to interest rate volatility on the Amended Credit Agreement (the "Hedge Agreement"). The transaction has a notional principal amount of $35 million. The Company pays an interest rate of 5.76% in exchange for the LIBOR portion of the Amended Credit Agreement. In addition, the Company has granted the counterparty the option to cancel the Hedge Agreement in March 2000. The Company monitors the risk of default by the counterparty and does not anticipate non-performance. As of March 31, 1998, the cost of canceling the Hedge Agreement is estimated to be $35 thousand.

Operating costs and expenses for the quarter ended March 31, 1998 include approximately $25 million ($1.15 per share after tax benefit) of non-recurring in process research and development costs ($20.8 million), hiring, bonus and other employment related costs associated with the acquisition of Intelicom ($3.4 million) and other indirect costs of the acquisition ($.8 million).

       International Telecommunication Data Systems, Inc. and Subsidiaries

                                   (Unaudited)


1. Basis of Presentation (continued)

The Company's results of operations include Intelicom from January 2, 1998, the date of acquisition. Pro forma results for the quarter ended March 31, 1997, as if the acquisition occurred on January 1, 1997, would have been revenues of $17.8 million and net income of $1.6 million or $.12 per diluted share. The pro forma financial results are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Income Tax

Income tax provisions for interim periods, other than unusual items, are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases, projected state tax rates and financial reporting bases of assets and liabilities.

The differences between the effective tax rate and the federal statutory rate is primarily a result of state income taxes and the tax benefit anticipated in connection with the nonrecurring costs associated with the Intelicom acquisition.

3. Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share "FAS 128", which revises the methodology of calculating earnings per share. The Company adopted FAS 128 in the fourth quarter of 1997. Earnings per share for the quarter ended March 31, 1997 did not change as a result of the restatement to conform with FAS 128. For the quarter ended March 31, 1998 the effects of common stock equivalents were antidilutive and therefore diluted earnings per share is the same as basic earnings per share. For the quarter ended March 31, 1997, shares used in computing basic and diluted income (loss) per share differ by the effect of common stock equivalents (201 thousand shares).

Stock Split

The Company effected a three-for-two stock split, in the form of a 50% stock dividend, distributed on March 9, 1998 to stockholders of record on February 23, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

4. Comprehensive Income

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

        International Telecommunication Data Systems, Inc. and Subsidiary

                                   (Unaudited)


4. Comprehensive Income (continued)

Other comprehensive income (loss) for the three months ended March 31, 1998 and 1997 is comprised of the following (in thousands):

                                                          Three months ended
                                                               March 31
                                                         1998            1997
                                                      --------------------------

Net income (loss) as reported                          $(13,505)       $1,062
Unrealized loss on available for sale securities             --          (161)
                                                      --------------------------
Other comprehensive income (loss)                      $(13,505)       $  901
                                                      ==========================

As of March 31, 1998, the Company had no accumulated other comprehensive income
(loss).

5. Officer, Director and Employee Loans

As of March 31, 1998, prepaid expenses and other current assets and other long-term assets include approximately $1 million of loans and advances to certain officers, directors and employees of the Company. As of May 8, 1998, $.5 million has been repaid.

6. Legal Proceedings

The Company and certain of its subsidiaries are defendants in legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not expect the outcome to have a material adverse impact on the Company's financial position or results of operations.

Intelicom, a wholly-owned subsidiary of the Company acquired in January 1998 from CSC, is party to litigation and has been threatened with litigation in connection with the operation of its business prior to its acquisition by the Company. Pursuant to the terms of the acquisition agreement, CSC and certain of its affiliates are obligated to defend and indemnify the Company against obligations arising out of such litigation or threatened litigation.

The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

7. Subsequent Event

During May 1998, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 3,750,000 shares by the Company. In addition, the Company has granted the underwriters an option to purchase up to an aggregate of 562,500 additional shares of common stock. Proceeds from the proposed sale will be used to repay the term loan under the Amended Credit Agreement and for working capital and other general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results

Overview

The Company is a leading provider of comprehensive billing, customer care and management information solutions to providers of wireless and satellite telecommunications services. On January 2, 1998, the Company acquired a subsidiary ("Intelicom") of Computer Sciences Corporation ("CSC") (the "Intelicom Acquisition"), for 606,673 shares of the Company's common stock (valued at $10 million) and $75.8 million in cash, plus a future contingent payment of up to $6 million. Intelicom provides complete billing and customer care solutions for the wireless communication industry, including cellular, PCS, paging and ESMR. The Intelicom Acquisition positions the Company as a provider of billing service to wireless carriers and resellers in 29 of the top 30 markets in the United States.

The Company derives substantially all of its revenue (i) primarily from service contracts, which are generally billed monthly, under which a customer contracts with the Company to operate and maintain such customer's transactional billing system; and (ii) to a lesser extent, from the development of new software, the enhancement of existing installed systems and the provision of related customer maintenance and training, which are largely billed on a time and materials basis. Service revenue is recognized in the period in which the services are provided and software development revenue is recognized at the time the services are performed.

Operating expenses are comprised primarily of the salaries and benefits of technical service representatives, operations personnel, quality assurance representatives and consultants as well as costs to produce and distribute invoices for customers.

General, administrative and selling expenses consist mainly of the salaries and benefits of management and administrative personnel in addition to general office administration expenses (rent and occupancy, telephone and other office supply costs) of the Company.

The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases capitalizing such costs when the product is available for general release. The capitalized costs include salaries and related payroll costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio of current revenue for the product over total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years.

Results of Operations

Primarily as a result of the Intelicom Acquisition, the number of subscribers supported by the Company increased from approximately 735,000 in January 1997 to approximately 4.6 million in January 1998 and the Company's revenues increased from $5.3 million for the quarter ended March 31, 1997 to $26.0 million for the quarter ended March 31, 1998. In addition, during the quarter ended March 31, 1998, the Company incurred non-recurring in process R&D and indirect costs associated with the Intelicom Acquisition aggregating $25 million and its total operating costs and expenses (excluding the non-recurring costs) increased from $3.8 million for the quarter ended March 31, 1997 to $21.4 million for the quarter ended March 31, 1998. Additionally, interest expense increased from $49 thousand for the quarter ended March 31, 1997 to $1.5 million for the quarter ended March 31, 1998 as a result of the Company's $70 million term loan obtained in connection with the Intelicom Acquisition. The Company's effective tax rate declined to 37.7% for the quarter ended March 31, 1998 from 41.1% for the quarter ended March 31, 1997 primarily due to the amount of tax benefit anticipated in connection with the non-recurring costs associated with the Intelicom Acquisition.

On a pro forma basis, including the Intelicom Acquisition, revenues for the quarter ended March 31, 1997 were $17.8 million compared to actual revenues for the quarter ended March 31, 1998 of $26.0 million. This increase of 46.4% is due primarily to the growth of recurring revenue from existing customers. Total pro forma operating costs and expenses, including the Intelicom Acquisition, for the quarter ended March 31, 1997 were $13.8 million compared to actual operating costs and expenses for the quarter ended March 31, 1998 of $21.4 million excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition. This increase of 54.7% is due primarily to the increased service and systems support necessary for the growing client base, provided in part by outside contractors.

Liquidity and Capital Resources

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of March 31, 1998, the Company had $7.7 million in cash and cash equivalents, $24.7 million in net trade accounts receivable and $21.7 million in working capital.

For the quarter ended March 31, 1998, cash and cash equivalents decreased by $21.2 million. This decrease is primarily a result of the cash payment in connection with the Intelicom Acquisition and the requirement to fund Intelicom's accounts receivable which were retained by CSC at the date of acquisition. The decline in working capital since December 31, 1997 ($10.8 million) is also attributable to the Intelicom Acquisition. These decreases were partially offset by the proceeds of long-term debt which was used to partially finance the Intelicom Acquisition.

As discussed above, on January 2, 1998, the Company acquired ITDS Intelicom Services, Inc. for 606,673 shares of Common Stock of the Company (valued at $10 million) and $75 million in cash plus a future contingent payment of up to $6 million. A portion of the cash purchase price for Intelicom was obtained by the Company under a Credit Agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with the Amended and Restated Credit Agreement dated as of March 18, 1998 among the Company, Intelicom, the Lenders party thereto, First Union National Bank as Administrative Agent, and Lehman Commercial Paper, Inc. as arranger (the "Amended Credit Agreement"), that provides for a $70 million term loan and a $30 million line of credit. The Credit Agreement contains normal covenants which include meeting certain financial ratios, requires the Company to pay interest at LIBOR plus up to two and one quarter percent and requires payments of interest only through March 30, 2000, at which time periodic principal payments become due. In addition, the Company has entered into a hedging agreement with a third party to limit exposure to interest rate volatility on the Amended Credit Agreement.

On May 1, 1998, the Company filed a Registration Statement for the sale of 3,750,000 shares of Common Stock by the Company. In addition, the Company has granted the underwriters an option to purchase up to an aggregate of 562,500 additional shares of Common Stock. Proceeds from the proposed sale will be used to repay the term loan and for working capital and other general corporate purposes.

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

Year 2000 Disclosure

The Company is preparing all of its software products and internal computer systems to be Year 2000 compliant. A compliance task force has been established, and is currently identifying and developing conversion strategies for the Company's systems. The Company expects to replace some of its systems and to upgrade others. The Company currently estimates the compliance effort, including planning, implementation and testing, to cost approximately $2 million to $3 million, and expects that a substantial portion of this expenditure will occur in 1998. Although the Company does not expect the cost to have a material adverse effect on its business or future results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. The Company currently estimates that compliance will be achieved in early 1999, however, there can be no assurances that the Company will be able to complete the conversion in a timely manner or that third party software suppliers will be able to timely provide Year 2000 compliant products for the Company to install.

Certain Factors That May Affect Future Results

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company is studying the application of the disclosure provisions, the statement will not affect its consolidated financial position or results of operations.

This quarterly report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the telecommunications market, the Company's ability to successfully complete its Year 2000 efforts, the Company's ability to retain existing customers and attract new customers, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's clients and general economic factors.

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

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended (Registration No. 333-51669), filed with the Securities and Exchange Commission on May 11, 1998.

Part II: Other Information


Item 1.

Legal Proceedings

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The Company intends to vigorously defend itself in the action and is currently preparing a response to the claim and a counterclaim against Mr. Greene.

In addition, Intelicom, a wholly-owned subsidiary of the Company acquired in January 1998 from CSC is party to litigation and has been threatened with litigation in connection with the operation of its business prior to its acquisition by the Company. Pursuant to the terms of the Intelicom Acquisition, CSC and certain of its affiliates are obligated to defend and indemnify the Company against obligations arising out of such litigation or threatened litigation.

The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.


Item 2.

Changes in Securities and Use of Proceeds

On January 2, 1998, the Company issued 606,673 shares of the Company's Common Stock (the "Acquisition Shares") to CSC Domestic Enterprises, Inc. ("CSC Domestic") as partial consideration for all of the outstanding shares of capital stock of CSC Intelicom, Inc., now known at ITDS Intelicom Services, Inc. The Acquisition Shares were issued pursuant to an exemption from the registration under Section 4(2) of the Securities Act of 1933, as amended. CSC Domestic has knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the investment. CSC Domestic had adequate opportunity to obtain all relevant information regarding the Company necessary to evaluate the investment and represented that it was acquiring the Acquisition Shares for investment. There was no general solicitation or advertising involved and the Company used reasonable care to assure that CSC Domestic was not an underwriter.

The Registration Statement on Form S-1 (File No. 333-11045) relating to the Company's initial public offering (the "Offering") was declared effective on October 24, 1996. From the effective date of the Registration Statement through March 31, 1998, the net Offering proceeds of $30.7 million have been used as follows: $8.6 million for the Intelicom Acquisition $3.3 million for repayment of indebtedness, $1.8 million for capital expenditures, $3.9 million for product development and $13.1 million for working capital purposes. All of such payments were direct or indirect payments to persons other than directors, officers, general partners of the Company or their associates persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 13, 1998, the following proposals were adopted by the vote specified below:


                                                                      Against or                                   Broker
         Proposal                                   For                Withheld              Abstain               Non-Votes
1.       Election of Class II
         Directors:
         Lewis D. Bakes                          7,812,706                   --                   --                   --
         Peter P. Bassermann                     7,812,706                   --                   --                   --

2.       Approve and adopt the                   4,180,266            2,344,168               10,531                   --
         corporations 1998 Stock
         Incentive Plan

3.       Ratification of Ernst                   7,873,083                  110               22,000                   --
         & Young LLP as
         independent auditors


Item 6.

Exhibits and Reports on Form 8-K

(a)    Exhibits

       The exhibits are listed in the accompanying index to exhibits immediately following the signature page.

(b)    Reports on Form 8-K

       On January 13, 1998, the Company filed a Current Report on Form 8-K and an amendment thereto on Form 8-K/A on March 18, 1998 announcing under
       Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the outstanding stock of Intelicom pursuant to a Stock Purchase Agreement dated as of December 29, 1997.

       The Company filed the following financial statements with the Current Report on Form 8-K and 8-K/A:

           Report of Independent Auditors
           ITDS Intelicom Services, Inc. Balance Sheets as of March 28, 1997 and
              January 2, 1998
           ITDS Intelicom Services, Inc. Statements of Operations and
              Shareholders' Net Investment for the years ended March 29, 1996, March 28, 1997 and the 39 week period ended January 2, 1998
           ITDS Intelicom  Services,  Inc.  Statements of Cash Flows for the
              years ended March 2, 1996, March 28, 1997 and the 39 week period ended January 2, 1998
           ITDS Intelicom Services, Inc. Notes to Financial Statements
           Unaudited Pro Forma Consolidated Balance Sheet as of December 31,
              1997
           Unaudited Pro Forma Consolidated Statement of Income for the year ended December 31, 1997
           Notes to Unaudited Pro Forma Consolidated Financial Statements

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     International Telecommunication
                            Data Systems, Inc.
                     ---------------------------------------
                               (Registrant)


                  By       /s/ Paul K. Kothari
                     ---------------------------------------
                               Paul K. Kothari
                      (Chief Financial Officer and Duly
                             Authorized Officer)


                Date            May 13, 1998
                     ---------------------------------------

Exhibits


The exhibits filed as part of this report on Form 10-Q are as follows:



      EXHIBIT
      NUMBER                                                       DESCRIPTION
-------------------- ---------------------------------------------------------------------------------------------------------
            *2       Stock Purchase Agreement, dated as of December 29, 1997 by and among the Registrant,
                     CSC Intelicom, Inc. and CSC Domestic Enterprises, Inc.

       **+10.1       1998 Stock Incentive Plan.

       **+10.2       Employment Agreement between the Registrant and Peter P. Bassermann, dated as of September 3, 1997, and amendment thereto, dated as of January 1, 1998.

       **+10.3       Employment Agreement between the Registrant and Lewis D. Bakes, dated as of January 1, 1998.

       **+10.4       Employment Agreement between the Registrant and Peter L. Masanotti, dated as of January 1, 1998.

        **10.5       Security Agreement, dated as of January 2, 1998 among the Registrant, each of the subsidiaries of the Registrant, and Lehman Commercial Paper Inc.

        **10.6       Guarantee Assumption Agreement, dated as of January 2, 1998 by ITDS Intelicom Services, Inc.
                     in favor of Lehman Commercial Paper Inc.

          10.7       Swap Transaction Confirmation dated March 5, 1998 between the Registrant and First Union
                     National Bank.

          10.8       LCPI Assignment  Agreement dated March 18, 1998 between Lehman  Commercial Paper Inc.
                     in its capacity as administrative agent, as assignor, and First Union National Bank, as assignee.

          10.9       Amended and Restated Credit Agreement dated March 18, 1998 among the Registrant, the Subsidiary
                     Guarantors party thereto, the Lenders party thereto, First Union National
                     Bank, as Administrative Agent, and Lehman Commercial Paper Inc., as Arranger.

          27.1       Financial Data Schedule, for the three month period ended March 31, 1998.

--------------------
             * Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Commission on January 13, 1998.

            ** Incorporated by reference to the Registrant's Report on Form 10-K, originally filed with the Commission on March 10, 1998.

             +       Management Contract or Compensatory Plan.