Form 10-Q
period 1998-06-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1998-08-13
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 0-21519

               International Telecommunication Data Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                                  06-1295986
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or            (I.R.S. employer
                  organization)                            identification no.)


        225 High Ridge Road, Stamford, CT                         06905
------------------------------------------------        ------------------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at August 6, 1998
     ----------------------------           -----------------------------

     Common Stock, $.01 par value                     17,257,695

               International Telecommunication Data Systems, Inc.
                                and Subsidiaries

                                    Form 10-Q


                                      Index

                                                                              Page No.
Part I. Financial Information-

Item 1. Financial Statements (unaudited)

  Consolidated balance sheets--June 30, 1998 and December 31, 1997..............  1

  Consolidated statements of operations--three months and six months ended
    June 30, 1998 and 1997......................................................  3

  Consolidated statements of cash flows--six months ended
    June 30, 1998 and 1997......................................................  4

  Notes to consolidated financial statements....................................  5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results.......  9


Part II. Other Information

Item 1. Legal Proceedings ...................................................... 13

Item 4. Submission of Matters to a Vote of Security Holders .................... 13

Item 5. Other Information ...................................................... 13

Item 6. Exhibits and Reports on Form 8-K ....................................... 13

        Signatures.............................................................. 14

Part I. Financial Information

Item 1. Financial Statements


       International Telecommunication Data Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                 (In thousands)


                                                               June 30    December 31
                                                                 1998       1997(1)
                                                             --------------------------
                                                             (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                     $ 31,467     $ 28,967
  Accounts receivable, net of allowances for doubtful
   accounts of $2,290 and $486 respectively                       25,858        5,008
  Prepaid expenses, and other current assets                         798          741
  Deferred income taxes                                              925          220
                                                             --------------------------
Total current assets                                              59,048       34,936


Property and equipment
  Computers, including leased property under capital leases
   of $1,150 and $1,105, respectively                              8,171        4,844
  Furniture and fixtures, including leased property under
   capital leases of $33 in 1998 and 1997                          1,679          447
  Equipment, including leased property under capital
   leases of $54 in 1998 and 1997                                    376          373
  Leasehold improvements                                             970          589
                                                             --------------------------
                                                                  11,196        6,253
  Less: accumulated depreciation and amortization                  3,854        2,319
                                                             --------------------------
                                                                   7,342        3,934


Other assets:

  Goodwill - net of accumulated amortization of $1,611
    in 1998                                                      44,456          --
  Product development costs-at cost, net of accumulated
    amortization of $3,073 and $1,105 at June 30, 1998 and
    December 31, 1997, respectively                              21,222        3,698
  Deferred taxes                                                  5,075           --
  Other                                                           1,262        1,884
                                                             --------------------------
                                                                 72,015        5,582
                                                             --------------------------
Total assets                                                    $138,405      $44,452
                                                             ==========================


See notes to financial statements.


                                                           June 30       December 31
                                                            1998           1997(1)
                                                       --------------------------------
                                                         (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $  3,298        $ 1,192
  Accrued expenses and income taxes payable                  7,736            560
  Accrued compensation                                       2,865            333
  Deferred revenue                                           1,191             --
  Current maturities of capital lease obligations              194            279
  Other                                                         41             --
                                                       --------------------------------
Total current liabilities                                   15,325          2,364


Capital lease obligations                                       41             73
Deferred income taxes                                           --          1,667
Other                                                            9             30


Stockholders' equity
  Common Stock, $.01 par value; 40,000,000 shares
    authorized, 17,219,426 and 12,786,740 shares
    issued and outstanding at June 30, 1998 and
    December 31, 1997, respectively                            172            128
  Additional paid-in capital                               138,813         44,447
  Retained deficit                                         (15,862)        (4,026)
  Unearned compensation                                        (93)          (231)
                                                       --------------------------------
Total stockholders' equity                                 123,030         40,318
                                                       --------------------------------
Total liabilities and stockholders' equity                $138,405        $44,452
                                                       ================================



(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                               Three Months ended             Six Months ended
                                                     June 30                      June 30
                                               1998           1997          1998            1997
                                            -------------------------------------------------------
Revenue                                     $   27,360      $    5,362    $   53,366     $   10,632
Costs and expenses:
  Operating expenses                            10,521           1,364        20,782          2,684
  General, administrative and selling
   expenses                                      4,936           1,542         9,961          3,084
  Depreciation and amortization                  2,461             388         5,108            734
  Systems development and programming
   costs                                         3,847             647         7,318          1,271
  In-process R&D & indirect acquisition
   costs                                           527              --        25,513             --
                                            -------------------------------------------------------
                                                22,292           3,941        68,682          7,773

Operating income (loss)                          5,068           1,421       (15,316)         2,859

Other income                                       204             427           429            841
Interest expense                                (1,144)            (28)       (2,649)           (77)
                                            -------------------------------------------------------

Income (loss) before income taxes and
  extraordinary item                             4,128           1,820       (17,536)         3,623
Income tax expense (benefit)                     1,695             742        (6,464)         1,483
                                            -------------------------------------------------------
Income (loss) before extraordinary item          2,433           1,078       (11,072)         2,140

Extraordinary loss (net of $562 tax
  benefit)                                         826              --           826             --
                                            -------------------------------------------------------
Net income (loss)                           $    1,607      $    1,078    $  (11,898)    $   $2,140
                                            =======================================================

Income (loss) per common share-basic:
Income (loss) before extraordinary item     $     0.17      $      .08    $    (0.80)    $     0.17
Extraordinary loss                               (0.06)             --         (0.06)            --
                                            -------------------------------------------------------
Net Income (loss)                           $     0.11       $     .08    $    (0.86)    $   $ 0.17
                                            =======================================================

Shares used in computing basic income
  (loss) per common share                   14,413,910      12,894,536    13,912,934     12,894,536

Income (loss) per common share-diluted:
Income (loss) before extraordinary item     $    0 .16      $     0.08    $    (0.80)    $     0.16
Extraordinary loss                                (.05)             --         (0.06)            --
                                            -------------------------------------------------------
Net Income (loss)                           $     0.11      $     0.08    $    (0.86)    $     0.16
                                            =======================================================

Shares used in computing diluted income
  (loss) per common share                   15,281,954      13,003,676    13,912,934     13,090,167


See notes to financial statements.

               International Telecommunication Data Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                             Six months ended June 30
                                                               1998           1997
                                                            -------------------------
Operating activities
Net Income before extraordinary loss                          $ (11,898)     $ 2,140
Adjustments to reconcile net income before extraordinary
 loss to net cash provided by operating activities:
   Write off of in process R&D                                   20,800           --
   Depreciation and amortization                                  5,208          734
   Deferred taxes                                                (7,446)         228
   Change in operating assets and liabilities:
    Accounts receivable                                         (15,141)        (908)
    Prepaid expenses                                                147          (42)
    Deferred revenue                                                 95           --
    Accounts payable, accrued expenses and accrued
      compensation                                                5,428         (681)
    Unearned compensation                                           138           42
    Other assets and liabilities, net                             1,543         (239)
                                                            -------------------------
Net cash (used) provided  by operating activities                (1,126)       1,274

Investing activities
Capital expenditures                                             (1,758)      (1,983)
Purchase of Intelicom                                           (73,832)         --
Purchase of securities available for sale                            --       (2,982)
Purchase of investments                                              --           (2)
Proceeds from maturities of investments                              --          350
Proceeds from securities available for sale                          --        2,295
Product development costs                                        (3,693)        (758)
                                                            -------------------------
Net cash used for investing activities                          (79,283)      (3,080)

Financing activities
Principal payment of long term debt                             (70,118)        (221)
Proceeds from long term debt                                     70,000           --
Proceeds from sale of common stock                               84,510          179
Financing Fees related to acquisition                            (1,483)          --
                                                            -------------------------
Net cash provided (used) for financing activities                82,909          (42)
                                                            -------------------------

Net Increase (decrease) in cash and cash equivalents              2,500       (1,848)
Cash and cash equivalents at beginning of period                 28,967        4,139
                                                            -------------------------
Cash and cash equivalents at end of period                    $  31,467      $ 2,291
                                                            =========================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                      $   2,554      $    77
Cash paid during the period for taxes                         $     695      $ 1,404

During 1998 the Company issued 606,673 shares of its common stock, valued at $10 million to CSC as partial financing of the Intelicom acquisition.


See notes to financial statements

       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K/A for the year ended December 31, 1997.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.) ("Intelicom"). The purchase price consisted of 606,673 shares of Common Stock of the Company valued at $10 million and $75.8 million in cash plus a future contingent payout of up to $6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired of approximately $44.5 million is being amortized over 15 years. In connection with the acquisition the Company received current assets of $5.9 million, product development costs of $15.8 million, and other non-current assets of $3 million and accrued liabilities of $7.9 million. In addition, purchased research and development costs of approximately $21 million before income tax benefit and other indirect transaction related costs of approximately $4.5 million before income tax benefit, principally hiring, bonus and other employment related costs associated with the Intelicom acquisition, have been expensed in 1998. The fair value of the purchased research and development costs was determined based on an independent valuation.

A portion of the cash purchase price for Intelicom was obtained by the Company under a credit agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with an Amended and Restated Credit Agreement dated as of March 18, 1998 (the "Amended Credit Agreement") which provided for a $70 million term loan and a $30 million line of credit. The Amended Credit Agreement contains normal covenants which include meeting certain financial ratios.

During the quarter ended March 31, 1998, the Company entered into a hedging agreement with a third party, expiring in March 2001, to limit exposure to interest rate volatility on the Amended Credit Agreement (the "Hedge Agreement").

On June 8,1998 as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan, and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                                   (Unaudited)


1. Basis of Presentation (continued)

The Company's results of operations include Intelicom from January 2, 1998, the date of acquisition. Pro forma results for the three and six months ended June 30, 1997, as if the acquisition occurred on January 1, 1997, would have been revenues of $18.9 million and net income of $1.2 million or $.09 per diluted share for the quarter ended June 30, 1997 and revenues of $36.7 million and net income of $2.9 million or $0.21 per diluted share for the six months ended June 30, 1997. The pro forma financial results are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Public Offerings

On June 8, 1998 the Company successfully completed a follow-on offering of 3,185,000 shares of Common Stock resulting in proceeds to the Company of approximately $ 72.1 million, after deducting expenses of $.6 million. In addition, on June 12 1998, the Company received approximately $10.9 million net of expenses upon the exercise of the underwriters over-allotment option to purchase 477,750 shares of Common Stock from the Company in connection with the June 8, 1998 offering. With the proceeds, the Company retired the $70 million term loan obtained in connection with the January 2, 1998 Intelicom acquisition, and the remaining funds were used as working capital. In addition to the follow-on offering and shares issued in connection with the Intelicom acquisition, shares were issued in connection with the exercise of stock options during the six months ended June 30, 1998.

3. Income Tax

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

        International Telecommunication Data Systems, Inc. and Subsidiary

                                   (Unaudited)


4. Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("FAS 128"), which revises the methodology of calculating earnings per share. The Company adopted FAS 128 in the fourth quarter of 1997. Earnings per share for the quarter ended June 30, 1997 did not change as a result of the restatement to conform with FAS 128. For the quarter ended June 30, 1997, shares used in computing basic and diluted income (loss) per share differ by the effect of common stock equivalents (109,140 shares). Earnings per share for the six months ended June 30, 1997 changed as a result of the restatement to conform with FAS 128. The shares used in computing basic and diluted income (loss) per share for the six months ended June 30, 1997 differ by the effect of common stock equivalents (195,631 shares).

Stock Split

The Company effected a three-for-two stock split, in the form of a 50% stock dividend, distributed on March 9, 1998 to stockholders of record on February 23, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

5. Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

6. Comprehensive Income

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

Other comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 is comprised of the following (in thousands):

                                         Three months ended    Six months ended
                                              June 30              June 30
                                          1998      1997       1998       1997
                                        ----------------------------------------

Net income (loss) as reported             $1,607    $1,078   $(11,898)   $2,140
Unrealized loss on available for sale
  securities                                  --      (161)        --        (5)
                                        ----------------------------------------
Other comprehensive income (loss)         $1,607    $  917   $(11,898)   $2,135
                                        ========================================

As of June 30 1998, the Company had no accumulated other comprehensive income
(loss).

        International Telecommunication Data Systems, Inc. and Subsidiary

                                   (Unaudited)


7. Officer, Director and Employee Loans

As of June 30, 1998, prepaid expenses and other current assets and other long-term assets include approximately $.6 million of loans and advances to certain officers, directors and employees of the Company.

8. Legal Proceedings

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

9. Subsequent Event

On July 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission to register the 606,673 shares of Common Stock issued to CSC in connection with the Intelicom acquisition. The Company amended the registration statement on August 12, 1998.

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

The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases capitalizing such costs when the product is available for general release. The capitalized costs include salaries and related costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio of current revenue for the product over total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years.

Results of Operations

Primarily as a result of the Intelicom Acquisition, the Company's revenues increased from $5.4 million for the quarter ended June 30, 1997 to $27.4 million for the quarter ended June 30, 1998. For the six months ended June 30, 1998, revenue increased $42.8 million to $53.4 million from $10.6 million in the comparable period in 1997. In addition, during the quarter ended June 30, 1998, the Company incurred nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition aggregating $.5 million and its total operating costs and expenses (excluding the nonrecurring costs) increased from $3.9 million for the quarter ended June 30, 1997 to $21.8 million for the quarter ended June 30, 1998. Operating expenses for the six month period, excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition aggregating $25.5 million, increased from $7.8 million in 1997 to $43.2 million in 1998. Additionally, interest expense increased from $28,000 for the quarter ended June 30, 1997 to $1.1 million for the quarter ended June 30, 1998. For the six months ended June 30, 1998, interest expense increased to $2.6 million from $77,000 for the same period in 1997 primarily as a result of the Company's $70 million term loan obtained in connection with the Intelicom

Acquisition. The Company's effective tax rate increased to 41.1% for the quarter ended June 30, 1998 from 40.8% for the quarter ended June 30, 1997. For the six month period, the effective income tax rate decreased from 40.9% in 1997 to 36.9% in 1998 primarily due to the amount of tax benefit anticipated in connection with the nonrecurring costs associated with the Intelicom Acquisition.

On a pro forma basis, assuming the Intelicom Acquisition occurred on January 1, 1997, revenues for the quarter ended June 30, 1997 were $18.9 million compared to actual revenues for the quarter ended June 30, 1998 of $27.4 million, an increase of 45.0%. For the six month period, revenue increased 45.5% from $36.7 million on a pro forma basis in 1997 to $53.4 million on an actual basis in 1998. The increase is due primarily to the growth of recurring revenue from existing customers. Total pro forma operating costs and expenses for the quarter ended June 30, 1997 were $15.7 million compared to actual operating costs and expenses for the quarter ended June 30, 1998 of $21.8 million, excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition. Operating and other expenses for the six month period increased 46.4% from $29.5 million on a pro forma basis for 1997 to $43.2 million in 1998 excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition. This increase is due primarily to the increased service and systems support necessary for the growing client base, provided in part by outside contractors.

For the three month period ended June 1998 special charges were $.5 million ($.3 million after tax) in nonrecurring and indirect acquisition costs associated with the Intelicom Acquisition. On June 8,1998 as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000. Income before nonrecurring costs and extraordinary item for the second quarter of 1998 was $2.7 million or $0.18 per diluted share for the six months ended June 30, 1998. For the six months ended June 30, 1998 special charges were $25.5 million ($15.8 million after tax) in nonrecurring, in-process R&D and indirect acquisition costs associated with the Intelicom Acquisition. Earnings for the six months ended June 30, 1998 before nonrecurring and extraordinary items were $4.75 million or $0.32 per pro forma diluted share.

Liquidity and Capital Resources

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of June 30, 1998, the Company had $31.5 million in cash and cash equivalents, $25.9 million in net trade accounts receivable and $43.7 million in working capital.

For the six months ended June 30, 1998, the Company generated $82.9 million from financing activities including the sale of Common Stock in June 1998 for $83 million in net proceeds. As a result of the offering the Company retired the $70 million term loan, obtained in connection with the Intelicom Acquisition. The offering also enabled the Company to fund its operations, apply $3.7 million to product development cost and make $1.8 million in capital expenditures. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash flow from operations would have been a positive $12.9 million and cash flow from investing activities would have been a negative $93.3 million for the six months ended June 30,1998.

The purchase price for Intelicom consisted of 606,673 shares of Common Stock of the Company valued at $10 million and $75.8 million in cash plus a future contingent payout of up to $6 million. The purchase price in excess of the fair market value of the assets acquired of approximately $44.5 million will be amortized over 15 years. In addition, purchased research and development costs of approximately $21 million before income tax benefit and other indirect transaction related costs of approximately $4.5 million before income tax benefit have been expensed in 1998. The fair value of the purchased research and development costs was determined based on an independent valuation.

A portion of the cash purchase price for Intelicom was obtained by the Company under a credit agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with an Amended and Restated Credit Agreement dated as of March 18, 1998 (the "Amended Credit Agreement") which provided for a $70 million term loan and a $30 million line of credit. The Amended Credit Agreement contains normal covenants which include meeting certain financial ratios. On June 8,1998 as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000.

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

Year 2000 Disclosure

The Company continues to prepare its software products and internal computer systems to be Year 2000 ready. The compliance task force has completed its overall strategy formulation, test plan development, and substantially all of its test case development. Programming and testing are under way on all critical path threads, including back end (billing) and front end (customer care) applications. The Company currently estimates the readiness effort, including planning, implementation and testing, to cost approximately $3 million, and through June 30, 1998 the Company has incurred $.5 million. The Company expects that a substantial portion of this expenditure will occur in the remainder of 1998. Although the Company does not expect the cost to have a material adverse effect on its business or future results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company currently estimates that readiness will be achieved in second quarter 1999; however, there can be no assurances that the Company will be able to complete the conversion in a timely manner or that third party software suppliers will be able to provide timely Year 2000 ready products for the Company to install.

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

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended (Registration No. 333-60223) filed with the Securities and Exchange Commission on July 30, 1998, as amended on August 12, 1998.

Part II: Other Information

Item 1.

Legal Proceedings

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The Company intends to vigorously defend itself in the action and has filed a response to the claim and asserted a counterclaim against Mr. Greene.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Registrant provided information relating to the submission of matters to a vote of security holders for the period covered by this report in its Report on Form 10-Q for the period ended March 31, 1998, as filed with the Commission on May 13, 1998.

Item 5. Other Information

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than November 6, 1998.

In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be (i) made in writing, (ii) delivered to or mailed and received by the Secretary of the Company at the principal offices of the Company, and, if relating to a nomination of directors, by first class United States mail, postage prepaid, and
(iii) received not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting, provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such notice must be received by the Company not later than the close of business on the 10th day following the date on which the notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on April 13, 1999. Assuming that this date does not change and the Company provides at least 70 days' notice of the date of the meeting, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided by a stockholder no earlier than January 13, 1999 and no later than February 12, 1999.

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

                                             International Telecommunication
                                                   Data Systems, Inc.
                                           ------------------------------------
                                                      (Registrant)

                                        By         /s/ Paul K. Kothari
                                           ------------------------------------
                                                     Paul K. Kothari
                                            (Chief Financial Officer and Duly
                                                   Authorized Officer)

                                      Date           August 13, 1998
                                           ------------------------------------

Exhibits

The exhibits filed as part of this report on Form 10-Q are as follows:

   EXHIBIT
   NUMBER                                   DESCRIPTION
--------------------------------------------------------------------------------

     27.1 Financial Data Schedule, for the three month period and six month period ended June 30, 1998.