Form 10-Q
period 1998-09-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1998-11-12
CIK 867889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         Commission file number 0-21519

               International Telecommunication Data Systems, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                           06-1295986
-------------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organization              (I.R.S. employer identification no.)

           225 High Ridge Road, Stamford, CT                                                06905
-------------------------------------------------------------              ------------------------------------
       (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at November 3, 1998
-----------------------------            -------------------------------
Common Stock, $.01 par value                     17,286,583

                 International Telecommunication Data Systems, Inc.
                                  and Subsidiaries

                                     Form 10-Q

                                       Index

Part I. Financial Information-                                                Page No.

Item 1. Financial Statements (unaudited)

  Consolidated balance sheets--September 30, 1998 and December 31, 1997.........  1

  Consolidated statements of operations--three months and nine months ended
    September 30, 1998 and 1997.................................................  3

  Consolidated statements of cash flows--nine months ended
    September 30, 1998 and 1997.................................................  4

  Notes to consolidated financial statements....................................  5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations and Certain Factors That May Affect Future Results........  9

Part II. Other Information

Item 1 Legal Proceedings ....................................................... 13

Item 6 Exhibits and Reports on Form 8-K ........................................ 13

      Signatures................................................................ 14

Part I. Financial Information

Item 1. Financial Statements

        International Telecommunication Data Systems, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                  (In thousands, except share and per share data)

                                                             September 30  December 31
                                                                 1998         1997(1)
                                                             ---------------------------
                                                              (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                     $ 38,926      $ 28,967
  Accounts receivable, net of allowances for doubtful
   accounts of $2,851 and $486 respectively                       27,044         5,008
  Prepaid expenses, and other current assets                       1,040           741
  Deferred income taxes                                            1,076           220
                                                                ----------------------
Total current assets                                              68,086        34,936


Property and equipment
  Computers, including leased property under capital leases
   of $1,150 and $1,105, respectively                              8,713         4,844
  Furniture and fixtures, including leased property under
   capital leases of $33 in 1998 and 1997                          1,758           447
  Equipment, including leased property under capital
   leases of $54 in 1998 and 1997                                    706           373
  Leasehold improvements                                             970           589
                                                                ----------------------
                                                                  12,147         6,253
  Less: accumulated depreciation and amortization                  4,594         2,319
                                                                ----------------------
                                                                   7,553         3,934


Other assets:
  Goodwill - net of accumulated amortization of $2,303 in
   1998                                                           43,763            --
  Product development costs--at cost, net of accumulated
   amortization of $4,437 and $1,105 at September 30, 1998
   and December 31, 1997, respectively                            21,460         3,698
   Deferred taxes                                                  4,541            --
  Other                                                              398         1,884
                                                                ----------------------
                                                                  70,162         5,582
                                                                ----------------------
Total assets                                                    $145,801       $44,452
                                                                ======================

See notes to financial statements.

                                                         September 30     December 31
                                                             1998            1997(1)
                                                        --------------------------------
                                                          (Unaudited)
Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                         $  4,197        $ 1,192
  Accrued expenses and income taxes payable                   6,773            560
  Accrued compensation                                        3,062            333
  Customer advances and deferred revenue                      2,697             --
  Current maturities of capital lease obligations               148            279
                                                           -----------------------
Total current liabilities                                    16,877          2,364


Capital lease obligations                                        27             73
Deferred income taxes                                            --          1,667
Other                                                            --             30


Stockholders' equity
  Common Stock, $.01 par value; 40,000,000 shares authorized, 17,271,423 and
   12,786,740 shares issued and outstanding at September 30, 1998 and December
   31, 1997, respectively                                       172            128
  Additional paid-in capital                                139,120         44,447
  Retained deficit                                          (11,984)        (4,026)
  Foreign currency translation adjustment                        (7)            --
  Tax benefit associated with stock options                   1,666             --
  Unearned compensation                                         (70)          (231)
                                                           -----------------------
Total stockholders' equity                                  128,897         40,318
                                                           -----------------------
Total liabilities and stockholders' equity                 $145,801        $44,452
                                                           =======================





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

                 International Telecommunication Data Systems, Inc.
                       Consolidated Statements of Operations
                  (In thousands, except share and per share data)
                                    (Unaudited)

                                             Three Months ended     Nine Months ended
                                                September 30           September 30
                                              1998        1997       1998        1997
                                           ----------------------------------------------
Revenue                                      $28,832     $ 6,039     $82,198    $16,671
Costs and expenses:
  Operating expenses                          10,789       1,309      31,571      3,994
  General, administrative and selling
   expenses                                    5,177       1,737      15,138      4,819
  Depreciation and amortization                2,795         428       7,903      1,162
  Systems development and programming
   costs                                       4,068         906      11,386      2,177
  In-process R&D and indirect acquisition
  costs                                           --          --      25,513         --
                                           ----------------------------------------------
                                              22,829       4,380      91,511     12,152

Operating income (loss)                        6,003       1,659      (9,313)     4,519


Other income                                     524         464         952      1,305
Interest expense                                 (47)        (24)     (2,696)      (101)
                                           ----------------------------------------------

Income (loss) before income taxes and
  extraordinary item                           6,480       2,099     (11,057)     5,723
Income tax expense (benefit)                   2,603         859      (3,861)     2,342
                                           ----------------------------------------------
Income (loss) before extraordinary item        3,877       1,240      (7,196)     3,381
Extraordinary loss (net of $562 tax
  benefit)                                        --          --         826         --
                                           ----------------------------------------------
Net income (loss)                            $ 3,877     $ 1,240     $(8,022)   $ 3,381
                                           ==============================================

Income (loss) per common share- basic:
Income (loss) before extraordinary item      $  0.22     $   .10     $ (0.48)   $  0.27
Extraordinary loss                                --          --       (0.05)        --
                                           ----------------------------------------------
Net income (loss)                            $  0.22     $   .10     $ (0.53)   $  0.27
                                           ==============================================

Shares used in computing basic income
  (loss) per common share                     17,253      12,748     15,038      12,709
Income (loss) per common share- diluted:
Income (loss) before extraordinary item      $ 0 .21     $  0.09    $ (0.48)    $  0.26
Extraordinary loss                                --          --      (0.05)         --
                                           ----------------------------------------------
Net Income (loss)                            $  0.21     $  0.09    $ (0.53)    $  0.26
                                           ==============================================

Shares used in computing diluted income
  (loss) per common share                     18,205      13,320     15,038       13,060

See notes to financial statements.

                 International Telecommunication Data Systems, Inc.
                       Consolidated Statements of Cash Flows
                                   (In thousands)
                                    (Unaudited)

                                                                Nine months ended
                                                                   September 30
                                                                1998         1997
                                                             -------------------------
Operating activities
Net income (loss) before extraordinary loss                    $(8,022)   $  3,381
Adjustments to reconcile net income (loss) before
 extraordinary loss to net cash provided by operating
 activities:
   Write off of in process R&D                                  20,800          --
   Depreciation and amortization                                 8,004       1,162
   Deferred taxes                                               (7,064)        506
   Change in operating assets and liabilities:
    Accounts receivable                                        (16,326)     (2,156)
    Prepaid expenses                                               (96)        639
    Customer advances and deferred revenue                       1,601          --
    Accounts payable, accrued expenses and accrued
      compensation                                               5,561          72
    Unearned compensation                                          161          63
    Tax benefit associated with stock options                    1,666          --
    Other assets and liabilities, net                            2,353        (306)
                                                             ----------------------
Net cash  provided  by operating activities                      8,638       3,361

Investing activities
Capital expenditures                                            (2,709)     (2,425)
Purchase of Intelicom                                          (73,832)         --
Purchase of securities available for sale                           --     (27,780)
Purchase of investments                                             --          (2)
Proceeds from maturities of investments                             --         350
Proceeds from securities available for sale                         --      27,339
Product development costs                                       (5,295)     (1,378)
                                                             ----------------------
Net cash used for investing activities                         (81,836)     (3,896)

Financing activities
Principal payment of long term debt                            (70,177)       (319)
Proceeds from long term debt                                    70,000           -
Proceeds from sale of common stock                              84,817         430
Financing Fees related to acquisition                           (1,483)          -
                                                             ----------------------
Net cash provided for financing activities                      83,157         111
                                                             ----------------------

Net increase (decrease) in cash and cash equivalents             9,959        (424)
Cash and cash equivalents at beginning of period                28,967       4,139
                                                             ----------------------
Cash and cash equivalents at end of period                    $ 38,926    $  3,715
                                                             ======================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                      $  2,695    $    101
Cash paid during the period for taxes                         $  1,220    $  1,659

See notes to financial statements

        International Telecommunication Data Systems, Inc. and Subsidiaries

                     Notes to Consolidated Financial Statements

                                    (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K/A for the year ended December 31, 1997.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.) ("Intelicom"). The purchase price consisted of 606,673 shares of Common Stock of the Company valued at $10 million and $75.8 million in cash plus a future contingent payout of up to $6 million. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired at the time of the acquisition of approximately $46 million is being amortized over 15 years. In connection with the acquisition the Company received current assets of $5.9 million, product development costs of $15.8 million, and other non-current assets of $3 million and accrued liabilities of $7.9 million. In addition, purchased research and development costs of approximately $21 million before income tax benefit and other indirect transaction related costs of approximately $4.5 million before income tax benefit, principally hiring, bonus and other employment related costs associated with the Intelicom acquisition, have been expensed in 1998. The fair value of the purchased research and development costs was determined based on an independent valuation.

A portion of the cash purchase price for Intelicom was obtained by the Company under a credit agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with an Amended and Restated Credit Agreement dated as of March 18, 1998 (the "Amended Credit Agreement") which provided for a $70 million term loan and a $30 million line of credit. The Amended Credit Agreement contains normal covenants, which include meeting certain financial ratios.

During the quarter ended March 31, 1998, the Company entered into a hedging agreement with a third party, expiring in March 2001, to limit exposure to interest rate volatility on the Amended Credit Agreement (the "Hedge Agreement").

On June 8, 1998, as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000.

        International Telecommunication Data Systems, Inc. and Subsidiaries

                                    (Unaudited)

1. Basis of Presentation (continued)

The Company's results of operations include Intelicom from January 2, 1998, the date of acquisition. Pro forma results for the three and nine months ended September 30, 1997, as if the acquisition occurred on January 1, 1997, would have been revenues of $20.5 million and net income of $1.5 million or $.10 per diluted share for the quarter ended September 30, 1997 and revenues of $57.2 million and net income of $4.3 million or $0.31 per diluted share for the nine months ended September 30, 1997. The pro forma financial results are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Public Offerings

On June 8, 1998, the Company successfully completed a follow-on offering of 3,185,000 shares of Common Stock resulting in proceeds to the Company of approximately $72.1 million, after deducting expenses of $.6 million. In addition, on June 12, 1998, the Company received approximately $10.9 million, net of expenses, upon the exercise of the underwriter's over-allotment option to purchase 477,750 shares of Common Stock from the Company in connection with the June 8, 1998 offering. With the proceeds, the Company retired the $70 million term loan obtained in connection with the January 2, 1998 Intelicom acquisition, and the remaining funds were used as working capital. In addition to the follow-on offering and shares issued in connection with the Intelicom acquisition, shares were issued in connection with the exercise of stock options during the nine months ended September 30, 1998.

On July 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission to register the 606,673 shares of Common Stock issued to an affiliate of CSC in connection with the Intelicom acquisition. The Company amended the registration statement on August 12, 1998.

3. Income Tax

Income tax provisions for interim periods, other than unusual items, are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities.

The differences between the effective tax rate and the federal statutory rate is primarily a result of state income taxes and the tax benefit anticipated in connection with the nonrecurring costs associated with the Intelicom acquisition.

        International Telecommunication Data Systems, Inc. and Subsidiaries

                                    (Unaudited)

4. Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("FAS 128"), which revises the methodology of calculating earnings per share. The Company adopted FAS 128 in the fourth quarter of 1997. Earnings per share for the quarter ended September 30, 1997 changed as a result of the restatement to conform with FAS 128. For the quarter ended September 30, 1997, shares used in computing basic and diluted income (loss) per share differ by the effect of common stock equivalents (572,000 shares). Earnings per share for the nine months ended September 30, 1997 changed as a result of the restatement to conform with FAS 128. The shares used in computing basic and diluted income
(loss) per share for the nine months ended September 30, 1997 differ by the effect of common stock equivalents (351,000 shares).

Stock Split

The Company effected a three-for-two stock split, in the form of a 50% stock dividend, distributed on March 9, 1998 to stockholders of record on February 23, 1998. Accordingly, all share and per share amounts have been adjusted to reflect this split.

5.  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

In June 1997, FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company is studying the application of the disclosure provisions, the statement will not affect its consolidated financial position or results of operations.

6. Comprehensive Income

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

Other comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 is comprised of the following (in thousands):

                                          Three months ended     Nine months ended
                                             September 30          September 30
                                           1998       1997       1998        1997
                                         ---------------------------------------------
Net income (loss) as reported              $3,877     $1,240    $(8,022)     $3,381
Unrealized  gain on  available  for sale
securities                                     --         39         --          35
                                         ---------------------------------------------
Other comprehensive income (loss)          $3,877     $1,279    $(8,022)     $3,416
                                         =============================================

As of September 30 1998, the Company had no accumulated other comprehensive income.

        International Telecommunication Data Systems, Inc. and Subsidiaries

                                    (Unaudited)

7. Officer, Director and Employee Loans

As of September 30, 1998, prepaid expenses and other current assets and other long-term assets included approximately $.4 million of loans and advances to certain officers, directors and employees of the Company.

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

Results of Operations

Primarily as a result of the Intelicom Acquisition, the Company's revenues increased from $6.0 million for the quarter ended September 30, 1997 to $28.8 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, revenue increased $65.5 million to $82.2 million from $16.7 million in the comparable period in 1997. Service revenue related to the operation of customer billing systems accounted for 86.9% and 93.7% of total revenue for the three months ended September 30, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and 1997 service revenue related to the operation of customer billing systems accounted for 86.1% and 90.2% respectively. Total operating costs and expenses increased from $4.4 million for the quarter ended September 30, 1997 to $22.8 million for the quarter ended September 30, 1998. Operating expenses for the nine month period, excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition aggregating $25.5 million, increased from $12.2 million in 1997 to $66.0 million in 1998. Additionally, interest expense increased from $24,000 for the quarter ended September 30, 1997 to $47,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, interest expense increased to $2.7 million from $101,000 for the same period in 1997 primarily as a result of the Company's $70 million term loan obtained in connection with the Intelicom Acquisition. The Company's effective tax rate decreased to 40.2% for the quarter ended September 30, 1998 from 40.9% for the quarter ended September 30, 1997. For the nine month period, the effective income tax rate decreased from 40.9% in 1997 to 34.9% in 1998 primarily due to the amount of tax benefit anticipated in connection with the nonrecurring costs associated with the Intelicom Acquisition.

On a pro forma basis, assuming the Intelicom Acquisition occurred on January 1, 1997, revenues for the quarter ended September 30, 1997 were $20.5 million compared to actual revenues for the quarter ended September 30, 1998 of $28.8 million, an increase of 40.5%. For the nine month period, revenue increased 43.7% from $57.2 million on a pro forma basis in 1997 to $82.2 million on an actual basis in 1998. The increase is due primarily to the growth of recurring revenue from existing customers. Total pro forma operating costs and expenses for the quarter ended September 30, 1997 were $16.9 million compared to actual operating costs and expenses for the quarter ended September 30, 1998 of $22.8 million. Operating and other expenses for the nine month period increased 42.2% from $46.4 million on a pro forma basis for 1997 to $66.0 million in 1998 excluding nonrecurring in process R&D and indirect costs associated with the Intelicom Acquisition. This increase is due primarily to the increased service and systems support necessary for the growing client base, provided in part by outside contractors.

Income for the quarter ended September 30, 1998 was $3.9 million or $0.21 per diluted share. On June 8, 1998, as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000. For the nine months ended September 30, 1998 special charges were $25.5 million ($15.8 million after tax) in nonrecurring, in-process R&D and indirect acquisition costs associated with the Intelicom Acquisition. Earnings for the nine months ended September 30, 1998 before nonrecurring and extraordinary items were $8.6 million or $0.54 per pro forma diluted share.

Liquidity and Capital Resources

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of September 30, 1998, the Company had $38.9 million in cash and cash equivalents, $27.0 million in net trade accounts receivable and $51.2 million in working capital.

For the nine months ended September 30, 1998, the Company generated $8.6 million from operating activities. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash flow from operations would have been a positive $22.6 million and cash flow from investing activities would have been a negative $95.8 million for the nine months ended September 30, 1998. The Company also generated $83.2 million from financing activities including the sale of Common Stock in June 1998 for $83 million in net proceeds. As a result of the offering the Company retired the $70 million term loan, obtained in connection with the Intelicom Acquisition. The offering and cash generated from operating activities enabled the Company to fund its operations, apply $5.3 million to product development cost and make $2.7 million in capital expenditures.

The purchase price for Intelicom consisted of 606,673 shares of Common Stock of the Company valued at $10 million and $75.8 million in cash plus a future contingent payout of up to $6 million. The purchase price in excess of the fair market value of the assets acquired at the date of acquisition of approximately $46 million will be amortized over 15 years. In addition, purchased R&D costs of approximately $21 million before income tax benefit and other indirect transaction related costs of approximately $4.5 million before income tax benefit, principally hiring, bonus and other employment related costs associated with the Intelicom acquisition, have been expensed in 1998. The fair value of the purchased R&D costs was determined based on an independent valuation.

A portion of the cash purchase price for Intelicom was obtained by the Company under a credit agreement dated January 2, 1998, with certain lenders and Lehman Commercial Paper, Inc., as Administrative Agent and Arranger (the "Credit Agreement"). The Company subsequently amended the Credit Agreement with an Amended and Restated Credit Agreement dated as of March 18, 1998 (the "Amended Credit Agreement") which provided for a $70 million term loan and a $30 million line of credit. The Amended Credit Agreement contains normal covenants, which include meeting certain financial ratios. On June 8, 1998, as a result of the follow-on offering described in Note 2, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,000. The $30 million line of credit remains available to the Company.

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

Year 2000 Disclosure

The Company has established a Year 2000 Task Force (the "Task Force") which includes employees with various functional and divisional responsibilities, material third parties and outside consultants. The Task Force has identified five phases in becoming Year 2000 compliant:

(I) awareness--locating, listing and prioritizing specific technology that is potentially subject to Year 2000 related challenges;

(II) assessment--determining the level of risk that exists through inquiry, research and testing;

(III) renovation--resolving Year 2000 related issues that were identified in previous phases by repair in a testing environment.

(IV) validation--testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and

(V) implementation--installation, integration and application of Year 2000 ready resolutions by replacement, upgrade, or repair of Information Technology systems, including those of material third parties.

The Company is performing its Year 2000 analysis on both the front-end of its systems, which are located at its customers' sites, and the back-end of its systems, which are located at the Company. The awareness and assessment phases of all of the Company's systems have been completed in their entirety. With respect to the front end portion of the systems, the Year 2000 Task Force has completed the renovation phase and is currently in the validation and implementation phases. The Company expects to be completed with all five of its phases of the front-end of the systems by early 1999. At that point, upgrades and replacements will be provided to the Company's customers. However, there can be no assurance that customers will accept and install the upgrades and replacements in a timely manner. With respect to the back-end portion of the Company's systems, the Year 2000 Task Force is currently in the renovation phase. The Company expects be completed with the validation and implementation phases of the back-end systems by mid 1999. If validation and implementation of the Company's critical systems fail to meet the Company's expectations, or identify a risk of noncompliance with a particular functionality, the Company will reperform the renovation phase to identify alternative solutions.

In addition to internally generated systems, the Company relies on third parties for its system infrastructure, operating systems, human resources, financial, and supporting billing and customer care software, some of which are not yet Year 2000 compliant. The Company is in the process of obtaining assurances from third parties that their systems are or will be Year 2000 compliant in a timely manner.

While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions by the previously stated time frame, there can be no certainty that implementation of solutions will be made in a timely manner until the validation phase has been completed. The inability to address all issues in a timely and successful manner, could have a material adverse effect on the Company's business and results of operations. The failure of third parties to provide Year 2000 compliant software products could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, failure to accurately report and bill existing subscribers for phone usage, accept new orders, activate new subscribers, and the inability to perform other customer care tasks.

Based on information developed to date as a result of the Task Force assessment efforts, Management believes that the costs of becoming Year 2000 compliant will be approximately $3 million. Through September 30, 1998, the Company has incurred $1.2 million toward this development effort. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

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

Part II: Other Information

Item 1.

Legal Proceedings

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The Company intends to vigorously defend itself in the action and has filed a response to the claim and asserted a counterclaim against Mr. Greene. The parties are currently in the discovery phase of the litigation. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998.

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

                         International Telecommunication
                                Data Systems, Inc.
                         -------------------------------
                                  (Registrant)

                         By /s/ Paul K. Kothari
                            -------------------
                              Paul K. Kothari
                      (Chief Financial Officer and Duly
                            Authorized Officer)

                         Date          November 11, 1998
                              -------------------------------------

Exhibits

The exhibits filed as part of this report on Form 10-Q are as follows:

   EXHIBIT
    NUMBER                         DESCRIPTION
--------------------------------------------------------------------------------
    27.1 Financial Data Schedule, for the three month period and nine month period ended September 30, 1998.