Form 10-K
period 1998-12-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1999-03-31
CIK 867889

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [No Fee Required]
             For the transition period from           to

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

                     Common Stock, $.01 par value per share

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant as of March 22, 1999:

     Common Stock, $.01 par value -- $174,994,525.48

     The number of shares outstanding of the issuer's common stock as of March 22, 1999:

     Common Stock, $.01 par value -- 17,341,894 shares

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 19, 1999 are incorporated by reference into Part III of this Report.

================================================================================

Item 1--Business

     International Telecommunication Data Systems, Inc. ("ITDS" or the "Company") is a leading provider of comprehensive transactional billing and customer care solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing and customer care solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber or fixed-fee basis. As a result, a substantial portion of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

     In recent years, the telecommunications services industry has experienced rapid growth and dramatic change, ranging from the introduction of such new technologies as cellular, PCS, dispatch and satellite communications, to new features and services, in a wide variety of combinations and at a great diversity of prices. The Company's systems are designed to respond to the dynamic requirements of this market for cost-effective transactional billing and customer care solutions by drawing on the Company's core technology and skilled human resources. The Company's software currently supports the predominant wireless telecommunications protocols, including Advanced Mobile Phone Systems ("AMPS"), an analog service predominant in the U.S., the Global System for Mobile Communication ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"). In addition, the Company is the market leader in supporting carriers that deploy IDEN technology.

     The Company's advanced billing and customer care systems form the foundation for its suite of applications that provide not only subscriber billing and service support, but also subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, Authentication Key (A-Key) management, retail point of sale, credit management, inventory management, data archiving and electronic bill presentment and payment on the Internet. Its systems architecture permits providers to draw on those features and functions most appropriate to their specific requirements. The Company's software and services allow its customers to address the demands of a rapidly evolving marketplace by enabling them to develop and support innovative rate and feature offerings without the delay and cost associated with reconfiguring their billing and customer care systems; to identify and respond to subscriber demands through analysis of billing and subscriber databases; to reduce costs with accurate and timely receivables information; and to manage the subscriber relationship in a comprehensive and cost-effective manner.

Industry Background

     General

     The U.S. telecommunications services industry currently generates approximately $352 billion in annual revenue and has experienced rapid change and greatly increased competition in recent years. Deregulation and rapid technological advances are resulting in convergence of previously separate segments of the telecommunications market. Markets that were once rigidly segmented by service within geographical areas are converging into a single, world-wide communications market, which includes both traditional service providers and a variety of new participants. Each segment of these converging markets is experiencing significant growth, increased complexity in service offerings and greater competition.

     Rapidly evolving technical changes have dramatically increased the features and services available to subscribers. These changes have ranged from the evolution of new communications media, such as the Internet, to innovative services, such as PCS, to a rapidly evolving and growing range of vertical services such as short message services, voice mail, paging and dispatch. For example, many cellular providers are now offering such innovative features as group ringing, which initiates a call on all of an individual's lines (whether business, personal or mobile) and connects the call as soon as one line is answered, and cell site sensitive billing, which, for example, enables carriers to apply local wireline rates for calls to or from a telephone within the vicinity of the subscriber's home or business and apply cellular rates elsewhere. Improved switching technology is permitting local exchange telecommunications services providers to offer a variety of new features and services to their subscribers such as call delivery beyond the subscriber's home area, call waiting, voice mail and others.

     Internationally, privatization and deregulation are resulting in similar increases in competition, the emergence of newly authorized telecommunications providers, and the provision of additional features over a variety of media.

     Wireless Communications

     The Cellular Telecommunications Industry Association ("CTIA") estimates that the number of cellular subscribers in the United States increased from 500,000 in June 1986 to 60.8 million in June 1998. In the twelve months ended June 1998, wireless providers generated more than $29 billion in revenue in the United States. In addition to growth in the wireless telephone market, the emergence of new wireless communications technologies and services, such as PCS, dispatch and satellite-based telephony, is expected to increase the quality and capabilities of wireless communications, including, to varying degrees, seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity.

     Other Segments

     Other segments of the telecommunications services industry are experiencing similar change and convergence. Industry sources estimate that wireline providers, including providers of local, long-distance, network access and related services, provide services to approximately 187 million customers in the U.S., generating an estimated $212 billion of revenues in 1998. Deregulation has spurred the creation of new entrants in both the local and long distance market, created an environment for mergers and consolidation and has increased competitive pricing pressures among all providers. Regional Bell Operating Companies (RBOCs) and long-distance providers compete with providers of wireless services through the purchase of wireless companies and PCS licenses, wireline providers are pursuing opportunities in the cable market and wireless providers are examining wireless local loop and the traditional long distance market. At the same time, utility companies are leveraging their existing electrical and fiber optic infrastructures to provide telecommunications services to their customers. In addition, on-line service providers, including companies such as America Online and Microsoft Network (MSN), have generated a large and rapidly growing market for the provision of a range of services including electronic mail, news, and other information, as well as home shopping and access to the Internet.

     Traditional Transactional Billing

     Transactional billing is the process of matching specific calling events with a subscriber database. Historically, this was primarily a billing process, used in order to generate invoices for wireless, long-distance and local service by individual and business users. The Company believes that recurring billing is the most significant recurring interface with the subscriber, and is therefore a critical element of attracting, communicating with, and retaining subscribers.

     Many telecommunications services providers in the U.S. have traditionally used transactional billing and customer care systems developed internally or through cooperative joint ventures for operation on a provider's mainframe computer. These systems typically are difficult to maintain and modify, and often do not meet the multiple and evolving needs of a service provider. Such systems often cannot be integrated with other information sources within a provider's organization, or databases outside an organization. Introduction of changes in parameters such as price and service often requires significant reconfiguration or reprogramming. These traditional means of billing and monitoring service, referred to as "legacy systems," have proven inadequate to respond to the evolving and dynamic requirements of the telecommunications services marketplace. The enormous growth in the number of subscribers, and the proliferation and range of services offered, require highly capable, flexible and scalable support systems, which can adequately support the size and nature of customer offerings on a cost effective basis.

     Other service providers have elected to out-source billing and customer care-related functions because of the significant level of technological expertise and capital resources required to implement systems successfully. In addition, many emerging telecommunications service providers lack any transactional billing infrastructure at all. One of the primary challenges that these newer service providers face is to bring new services to market quickly. They typically focus their capital resources on developing networking and switching technology and on creating marketable services rather than on creating billing systems. These providers typically seek to outsource the billing functions because efficient flexible billing solutions are often too costly and time consuming to develop and staff internally.

Recent Developments

     In February 1999, ITDS announced the formation of a strategic business alliance with Novazen, Inc. to include Novazen's Internet-based billing and customer care software in ITDS's suite of products and services. ITDS has the exclusive right to provide its clients with Novazen's advanced Internet-based billing and customer communication software.

     In addition, in February 1999, Lewis Bakes resigned as Executive Vice President, Chief Operating Officer and Secretary; Paul K. Kothari resigned as Chief Financial Officer; and Peter Masanotti resigned as Executive Vice President of Operations - Stamford. Also in February 1999, Susan L. Yezzi was promoted from Executive Vice President of Operations - Champaign to Chief Operating Officer; Peter L. Masanotti became Secretary and Acting Chief Financial Officer; and Kevin Piltz was elected as the Company's Chief Information Officer.

     On March 23, 1999, the Board of Directors authorized the repurchase of shares by the Company of its Common Stock in the open market and/or in privately negotiated transactions, for an aggregate purchase price of up to $10 million. Any repurchased shares will be used for the Company's stock incentive plans, employee stock purchase plan and other corporate purposes. As of March 29, 1999, the Company had not repurchased any shares pursuant to the repurchase plan.

The ITDS Solution

     The Company's solutions are based upon software systems that not only provide reliable and accurate transactional billing and customer care support, but also include the means to automate subscriber activation, remittance processing, collections, data retrieval and reporting, electronic funds transfer, credit management, automation of inventory management, and data archiving, running in either single or multiple telecommunications services markets, including wireless, ESMR, paging, dispatch and satellite. In comparison with traditional solutions, the Company's software and services:

o permit providers to develop, validate, implement and support rate changes without the corresponding requirement to develop or change support systems, reducing the time to introduce new marketing or sales strategies;

o permit providers to introduce new features or combinations of features, either directly or with others, on a timely basis;

o assure that providers have immediate access to multiple databases on an integrated basis, to improve marketing and sales planning;

o deliver accurate, timely and useful billing information to customers, regardless of mix or change in level of service and rates, to facilitate customer attraction and retention;

o improve providers' cash flows and reduce bad debt by detecting fraud and delivering accurate and timely receivable and collection information across systems and service offerings;

o support a robust retail support structure through the utilization of its Point of Sale product suite;

o allow for a variety of bill presentment options, including Web-based presentment; and

o complement a service provider's anti-fraud efforts by providing for management of the provider's Authentication Keys (A-Keys).

Products and Services

     Core Systems

     The Company provides its customers with transactional billing and customer care solutions through the installation of its software systems and the provision of billing services. The Company's software is installed at a customer site to interface directly with the customer's systems and generate relevant subscriber billing and other data, as well as to support a wide range of transactional billing and subscriber management functions. The Company processes the billing information through the use of its software, eliminating the need for customers to maintain their own "back-office" data processing operation. Typically, customers contract for the use of the Company's software and the provision of the Company's services on a long-term basis, generally between two and five years, and are billed monthly on a per-subscriber or fixed-fee basis.

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

     ITDS has completed and recently introduced XCEDE, its newest billing and customer care solution. XCEDE has a Windows95 graphical user interface, runs on industry standard UNIX servers and supports Oracle's relational database management system. It is modular in architecture, intuitive in design and scaleable in capacity, capable of supporting millions of subscribers.

     The Company's solutions perform the following transactional billing, subscriber management and information functions, while updating the relevant customer database on a real-time basis:

On-Line Customer Care and Management Support -- Provides end-to-end support for all subscriber interface requirements:

Subscriber Acquisition                       Credit Bureau Interface

Integrated Point of Sale                     Transactional Credit Card Billing

Phone Number Assignment                      Rate & Feature Assignment

Network Element Provisioning Interface       Equipment Inventory Assignment & Tracking

Lead Generation  & Tracking                  Multiple Account Receivable Options

Automatic Clearinghouse for Bank             Automatic Call Credit Adjustments
Draft Payments

Multi-tiered Security Systems                Multiple Search Keys at Account or Phone Level

Automatic Notes and Reminders                Management of Authentication Keys

Message Processing and Rating -- Includes the collection of raw call detail records from the customer's switch network, and the editing, formatting, rating and guiding of all traffic events necessary to produce subscriber invoices, traffic reports and other call related information:

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

Billing & Invoicing -- Application of rated messages to invoices, summary files and reports:

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

Multiple Level Invoices                      Global, Group or Individual Messages

Full Lockbox Support                         Federal Reserve Bank Interface




Currency Conversion                          Language Options

International Addressing                     Print Fulfillment Options

Web-based Bill Presentment and
Payment

     Customers transmit call detail records from their switching network or other network provider directly to one of the Company's data centers. In addition, the Company extracts necessary data from the customer's file server. The Company formats, guides, rates, and taxes the call records in accordance with the appropriate subscriber parameters and produces print image data output and various reports. The Company's bill verification personnel provide an additional level of assurance that subscriber invoices and management reports are accurate and timely. The Company then arranges with third-party vendors for the printing and distribution of subscriber invoices on a monthly basis, or, through its new bill presentment and payment capability, the Company can enable end users to access and pay their invoices over the Web.

     In addition to the foregoing general features, the Company's systems incorporate a modular system architecture which can support a number of complementary applications to meet a customer's specific requirements, including the following:

o XCEDE/NP is a direct multi-switch interface between XCEDE systems and all types of telecommunication switches, including cellular, paging and voice mail platforms. XCEDE/NP manages line and feature activation or deactivation in connection with XCEDE service order activity.

o XCEDE CreditLink module interfaces with several U.S.-based credit bureaus to provide on-line credit analysis of potential subscribers.

o XCEDE Collections module provides support for dedicated collections personnel.

o XCEDE InventoryScan is a complete inventory management system which allows easy bar code scanning and on-line inventory record maintenance from the physical receipt of equipment to entry into the XCEDE inventory subsystem.

     Other Products and Enhancements

     Point of Sale System

     The Company offers a Point of Sale package, which is a highly capable sales tool designed to incorporate the entire sales process into a quick and convenient on-line function. The system can be used in-store or as a mobile unit, so that customers can market wireless products and services a true retail setting. The system enables sales clerks to quickly process initial service applications, on-line credit checks, inventory updates, assignment of telephone numbers, rate plan selection, invoicing and payments. Upon credit verification, the system immediately creates an entry in the customer's subscriber database and can activate telephone service at the switch.

     A-Key

     A-Key is the latest addition to the Company's product line for supporting the customer acquisition, billing, customer care, and process control efforts of wireless service providers. A-Key is compliant with the EDI A-Key Guidelines as published by CTIA. In addition, it is also capable of utilizing private formats as requested by a wireless service provider, or a mobile unit manufacturer. The A-Key system encompasses six integrated modules which can be deployed with XCEDE or as a stand-alone product that interfaces with an existing service order/provisioning application. These modules include:

     o A-Key security and encryption
     o real-time EDI interface
     o reconciliation process
     o A-Key service order interface
     o obtain key
     o random key generation

Customers

     As of December 31, 1998, the Company's solutions supported a variety of technologies (including AMPS, CDMA, GSM and TDMA), serving over seven million subscribers. In the year ended December 31, 1998, the Company's customers included a broad range of wireless telecommunications service providers, including Aliant Communications Co., Dobson Cellular Systems, MCI WorldCom, Inc., Nextel Communications, Omnipoint, Sygnet Communication and Western Wireless. Revenues from Nextel Communications and Western Wireless represented 30.2% and 11.9% of the Company's total revenue in 1998, respectively. The loss of any such customer could have a material adverse effect on the operating results of the Company.

Customer Support

     The Company provides support from the time a customer converts to the Company's software, continuing through the on-going provision of transactional billing services. The Company assigns to each new customer a dedicated implementation team that specializes in facilitating the transition onto the Company's solutions by applying an implementation methodology which includes study of the customer's needs, definition of relevant conversion requirements, and on-site installation and training. This is followed up by systematic analysis of the implementation process, live conversion and follow-up training as required to meet the customer's requirements.

     Thereafter, the Company assigns a support team including an account manager, a customer service representative and a programmer/analyst for on-going support of the customer's requirements, including implementation of additional functionality if requested by the customer. In addition, the Company provides a fully-staffed customer service department and 24-hour, 7 day a week access to customer service representatives. The Company's service and support activities are supplemented by the provision of on-going training classes to customers, to assist customers in utilizing the system capabilities more effectively. In February 1999, the Company's customer service and support department consisted of 156 persons, with an additional 22 dedicated quality assurance employees.

Sales and Marketing

     The Company's strategy has been to establish and maintain long-term customer relationships. As customers' subscriber bases grow and as customers add systems features to their existing ITDS solutions, the Company generates increased revenue. The Company's customer support programs enable it to understand customer needs and offer strategic solutions from its suite of products and features. In addition, the flexible and scalable architecture of the Company's core technology enables the Company to maintain customer relationships as customers enter into additional telecommunications markets. In February 1999, the Company's sales and marketing department consisted of 9 persons.

System Development

     The Company's research and development efforts are focused on enhancing existing products and services as well as developing products, features and services that can be integrated into the Company's core technology. The Company's product development team reviews product and service development proposals and establishes internal guidelines for efficient development. The Company's product management team also works closely with customers to perform customization of products to meet specific needs. In addition to internal development, the Company works with its strategic partners Hewlett-Packard, Oracle and Novazen to develop products compatible with their product offerings. Currently, the Company has a number of new releases under development to meet evolving customer requirements.

     The Company actively participates in industry standards associations, committees and forums to assure that its development efforts are in compliance with standards as they evolve and to assure that the Company's software can be used on a fully open and interoperable basis. The Company is currently represented at such regularly scheduled industry groups as CTIA's CIBERNET Advisory Group for Industry Standards, which evaluates proposed changes to standards for wireless industry data exchange; the CIBERNET Net Settlement Users Group, which evaluates proposed changes to the net settlement process; the CTIA Number Advisory Group, which addresses issues related to numbering; the CTIA Advisory Group for Network Issues, which addresses interoperability network issues; and the North American GSM Alliance BARG/TADIG, which evaluates proposed changes to the standards for data exchange within the GSM industry including the international market. In addition, the Company participates in or has participated in other groups and meetings as required including CIBERNET Data Message Handler Working Group, CTIA's International Forum for AMPS Standard, Bellcore Ordering and Billing forum, CTIA's sub-committee on ESN Exhaust and CTIA's sub-committee on Wireless Local Number Portability.

     In the years ended December 31, 1998, 1997 and 1996, the Company incurred cash expenditures on systems development, including the acquisition of ITDS Intelicom Services Inc. (formerly, CSC Intelicom, Inc.) ("Intelicom"), of $61.3 million, $5.8 million and $3.0 million, respectively, of which $23.5 million, $2.9 million and $858,827, respectively, were capitalized as software development costs in each of such years. In February 1999, the Company employed 366 people in product and systems programming and development and engaged 144 independent contractors in conjunction with the continued development of its software products.

Competition

     The market for billing and customer care systems for the telecommunications service industry is highly competitive and the Company expects that the high level of growth within the telecommunications service industry will encourage new entrants, both domestically and internationally, in the future. The Company competes with both independent providers of transactional systems and services and with internal billing departments of telecommunications services providers. The Company believes its most significant competitors in the wireless telecommunications segment are, within the service bureau model, Alltel Information Systems, Inc., Convergys Corp. (formerly Cincinnati Bell Information Systems, Inc.), H.O. Systems Inc. and, within the licensing model, LHS Group, Inc. and Amdocs, Ltd. In the future, the Company may compete in both the wireless and wireline markets with additional companies that currently compete in market segments other than wireless. In addition, the

Company competes with several international providers of billing and customer care systems and, as the Company continues to expand into international markets, it will compete with additional providers abroad.

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

     In addition, the Company believes that its ability to compete successfully will depend in part on a number of factors outside its control, including the development by others of software that is competitive with the Company's products and services, the price at which others offer comparable products and services, the extent of competitors' responsiveness to customer needs and the ability of the Company's competitors to hire, retain and motivate key personnel. Many of the Company's current and potential future competitors have significant financial, technical and marketing resources and have greater name recognition than does the Company. In addition, many of the Company's competitors have established commercial relationships or joint ventures with major wireless and other telecommunications services providers.

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

Employees

     In February 1999, the Company had a total of 673 employees, of whom 156 were engaged in customer service, 366 were engaged in systems programming and development, 22 in quality assurance, 31 in new customer conversions, 9 in sales and marketing and 89 in office administration, finance, human resources and training. None of the Company's employees are represented by labor unions. The Company believes that its employee relations are good.

Item 2--Properties

     The Company subleases a 48,222 square foot facility and a 13,000 square foot facility in Stamford, Connecticut and a 60,400 square foot facility in Champaign, Illinois for systems and programming, client service, operations, quality assurance, documentation and training, and administration. In addition, the Company has entered into a contract to lease an additional 25,000 square feet in Champaign, Illinois beginning the summer of 1999. The Company's headquarters are located at its Stamford facility. Substantially all of the Company's assets, including its equipment and inventory, are subject to a security interest in favor of the lenders who are parties to the Credit Agreement.

Item 3--Legal Proceedings

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

     In addition, Intelicom, a wholly-owned subsidiary of the Company acquired in January 1998 from Computer Sciences Corporation ("CSC") is party to litigation and has been threatened with litigation in connection with the operation of its business prior to its acquisition by the Company. Pursuant to the terms of the acquisition, CSC and certain of its affiliates are obligated to defend and indemnify the Company against obligations arising out of such litigation or threatened litigation.

     The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 4--Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of all executive officers of the Company.

Name                      Age      Position
Lewis D. Bakes            41       Chairman and Director
Peter P. Bassermann       49       President, Chief Executive Officer and Director
Susan L. Yezzi            49       Chief Operating Officer
Peter L. Masanotti        44       Acting Chief Financial Officer, Executive Vice President,
                                   General Counsel, Secretary and Director
Joseph A. Juliano         49       Executive Vice President of Strategic Product Management




Kevin M. Piltz            40       Chief Information Officer

     Lewis D. Bakes co-founded the Company in 1990 and has served as a director since that time. He was elected Chairman of the Company in February 1998. Mr. Bakes served as Executive Vice President, Chief Operating Officer and Secretary from the Company's inception until February 1999. Mr. Bakes is also an attorney, licensed to practice in Connecticut.

     Peter P. Bassermann became President and Chief Executive Officer of the Company in September 1997 and became a director in November 1997. From 1987 until he joined the Company, Mr. Bassermann served as President of SNET Mobility, Inc., an affiliate of Southern New England Telecommunications Corporation.

     Susan L. Yezzi joined the Company in February 1998 as Executive Vice President of Operations -- Champaign. In February 1999, Ms. Yezzi was appointed Chief Operating Officer of the Company. Prior to joining the Company, Ms. Yezzi served as Vice President of Customer Billing for Bell Atlantic Corporation since 1996. Prior to that, Ms. Yezzi worked for NYNEX Corporation for 24 years, and served as that Company's Assistant Vice President of Customer Billing.

     Peter L. Masanotti joined the Company in 1996 as Vice President and General Counsel. He has served as Executive Vice President since January 1998, serving as Executive Vice President of Operations -- Stamford from January 1998 until February 1999. Mr. Masanotti was elected as a director in August 1997 and became Secretary and Acting Chief Financial Officer in February 1999. Prior to joining the Company, Mr. Masanotti served as Managing Partner of the law firm Kleban & Samor, P.C., where he worked as an attorney from 1980 until 1996.

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

     Kevin M. Piltz joined the Company in August 1997, serving initially as Vice President of Applications Development, and, from January 1998 until February 1999, as Senior Vice President of Applications Development. In February 1999, Mr. Piltz was elected as the Company's Chief Information Officer. Prior to joining the Company, Mr. Piltz served as Director of New Technology at Subscriber Computing Inc., a provider of wireless billing solutions, from May 1995 through August 1997. From May 1990 through May 1995, Mr. Piltz worked at Transamerica Insurance Group/TIG Insurance, initially as a Program Manager and then as Assistant Vice President of Systems.

                                     PART II

Item 5--Market for Registrant's Common Stock and Related Stockholder Matters

     Price Range of Common Stock

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "ITDS" since the Initial Public Offering on October 24, 1996.

     The following table sets forth the high and low sales prices of the Common Stock on the Nasdaq National Market for the periods indicated (as adjusted to reflect the three-for-two stock split effected on March 9, 1998).

                                                                 High         Low
Fiscal Year Ended December 1997:
First Quarter.................................................   $16.00      $10.67
Second Quarter................................................   $16.58      $ 6.92
Third Quarter.................................................   $20.17      $15.17
Fourth Quarter................................................   $21.33      $14.33
Fiscal Year Ended December 1998:
First Quarter.................................................   $29.00      $20.83
Second Quarter................................................   $34.25      $22.00
Third Quarter.................................................   $35.63      $19.63
Fourth Quarter................................................   $29.38      $11.38
Fiscal Year Ending December 1999:
First Quarter (through March 22, 1999)                           $21.88      $ 9.19

     On March 22, 1999, the last reported sale price for the Common Stock as reported by the Nasdaq National Market was $10.63 per share. As of March 22, 1999, there were approximately 64 holders of record of the Common Stock.

     Dividend Policy

     The Company paid no cash dividends in 1997 or 1998. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's earnings, financial condition, operating results and current and anticipated cash needs as well as such economic conditions as the Board of Directors may deem relevant.

     Recent Sales of Unregistered Securities

     Set forth in chronological order below is information regarding the unregistered securities issued by the Registrant since January 1, 1996 (as adjusted to reflect the three-for-two stock split effected on March 9, 1998). Also included is the consideration, if any, received by the Registrant for such securities, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission under which exemption from registration was claimed. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

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

     On December 19, 1996, the Company loaned Mr. Masanotti and his wife $50,000, which is due on June 18, 1999, and on April 10, 1997, the Company loaned Mr. Masanotti and his wife $110,000, which is due on April 9, 1999. The interest rate on both of the loans is 8-1/2% per annum. The indebtedness is secured by a pledge in favor of the Corporation of Common Stock held by Mrs. Masanotti.

     On December 31, 1996 and January 1, 1997, the Company loaned Mr. Joseph Juliano an aggregate of $106,000, at an interest rate of 8.5% per annum pursuant to three promissory notes. Of the total amount, $40,000 was due on February 28, 1997 and was repaid in February 1997 and $12,000 plus interest was forgiven. As of December 31, 1998, Mr. Juliano owed $53,426, which is payable on demand. The loan is secured by a pledge in favor of the Company of 27,000 shares of Common Stock held by Mr. Juliano.

     On April 11, 1997, the Company loaned to Mr. Barry Lewis $32,000, which is due on April 10, 1999. On December 15, 1997, the Company loaned Mr. Lewis $6,960, which was due on December 14, 1999 and was repaid in May 1998. The interest rate on both of the loans is 8-1/2% per annum. On January 2, 1998, the Company loaned Mr. Lewis $36,240, which is due on demand. The indebtedness is secured by a pledge in favor of the Corporation of Common Stock held by Mr. Lewis.

     On December 1, 1997, the Company loaned Mr. Kevin Piltz $100,000 at an interest rate of 6% per annum, with interest payable monthly commencing on January 1, 1998. The principal amount outstanding under the loan is payable as to 20% on December 31, 2001 and as to 40% on December 31, 2004, and the remaining principal and interest is payable on December 1, 2008.

     On January 2, 1998, in connection with the Company's acquisition of all of the issued and outstanding shares of capital stock of Intelicom from CSC Domestic Enterprises, Inc. ("CSC Domestic"), an indirect subsidiary of Computer Sciences Corporation, the Company issued to CSC Domestic 606,673 shares (the "Purchase Shares") of Common Stock. The Purchase Shares represented $10,000,000 of the total purchase price of the acquired corporation.

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

Item 6--Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

The following selected financial information has been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent auditors, and, except for the statements of operations for the years ended December 31, 1995 and 1994 and the balance sheets as of December 31, 1996, 1995 and 1994, appear elsewhere in this Annual Report on Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                   Year Ended December 31,
                                                          1998 (1)          1997            1996            1995            1994
                                                       --------------- --------------- --------------- --------------- -------------
Statements of Operations Data:
Revenue...........................................        $115,460          $23,429         $16,689         $10,821          $6,324
Costs and expenses:
   Operating expenses.............................          44,334            5,617           4,283           2,788           1,647
   General, administrative and selling expenses...          20,798            6,760           6,523           4,601           2,410
   Depreciation and amortization..................          10,846            1,596           1,054             641             406
   Systems development and programming costs......          16,974            2,911           2,115           1,183             755
   Personnel and indirect acquisition costs.......           4,713                -               -               -               -
   In-process research and development............          20,800                -               -               -               -
                                                       --------------- --------------- --------------- --------------- -------------
Total cost and expenses...........................         118,465           16,884          13,975           9,213           5,218
                                                       --------------- --------------- --------------- --------------- -------------
Operating income (loss) ..........................          (3,005)           6,545           2,714           1,608           1,106
Other income......................................           1,550            1,702             316              49              29
Interest expense..................................          (2,740)            (120)           (416)           (453)           (390)
                                                       --------------- --------------- --------------- --------------- -------------
Income (loss) before income tax expense...........          (4,195)           8,127           2,614           1,204             745
Income tax expense (benefit)......................          (1,095)           3,326           1,112             378              37
                                                       --------------- --------------- --------------- --------------- -------------
Income (loss) before extraordinary item...........          (3,100)           4,801           1,502             826             708
Extraordinary loss (1995 net of $158 and 1998 net
   of $562 tax benefit)..............................         (826)               -               -            (224)              -
                                                       =============== =============== =============== =============== =============
Net income (loss) (2).............................         $(3,926)         $ 4,801         $ 1,502           $ 602           $ 708
                                                       =============== =============== =============== =============== =============

Per common share (loss) data basic (3):
Pro forma income (loss) before extraordinary item.          $ (.20)           $ .38           $ .15           $ .09
Extraordinary loss................................            (.05)               -               -            (.03)
                                                       --------------- --------------- --------------- ---------------
Net income (loss).................................          $ (.25)           $ .38           $ .15           $ .06
                                                       =============== =============== =============== ===============
Shares used in determining pro forma basic income
   (loss) per common share........................          15,607           12,728           9,890           9,291
                                                       =============== =============== =============== ===============

Per common share (loss) data diluted (3):
Pro forma income (loss) before extraordinary item.          $ (.20)           $ .36           $ .15           $ .09
Extraordinary loss................................            (.05)               -               -            (.03)
                                                       --------------- --------------- --------------- ---------------
Net income (loss).................................          $ (.25)           $ .36           $ .15           $ .06
                                                       =============== =============== =============== ===============
Shares used in determining pro forma diluted
   income (loss) per common share.................          15,607           13,193          10,109           9,291
                                                       =============== =============== =============== ===============

(1)  1998 results include Intelicom which was acquired on January 2, 1998.
(2) Excluding the $25.5 million ($15.8 million after tax) non-recurring in process research and development and personnel and indirect acquisition costs associated with the Company's January 2, 1998 acquisition of Intelicom and the extraordinary loss resulting from the early extinguishment of debt, earnings for the year ended December 31,1998 were $12.7 million or $0.77 per pro forma diluted share.
(3) Computed on the basis described in Note 4 of Notes to Consolidated Financial Statements.

                                                                                   Year Ended December 31,
                                                            1998            1997            1996             1995            1994
                                                       --------------- --------------- ---------------- --------------- ------------
Balance Sheet Data:
Cash, cash equivalents and short term investments.          $40,735        $ 28,967        $ 4,487           $1,468          $ 512
Securities available for sale, at estimated
   market value...................................                -               -         25,023                -              -
Working capital...................................           56,825          32,572         31,639            1,210            157
Current assets....................................           78,131          34,936         33,942            3,117          1,457
Current liabilities...............................           21,306           2,364          2,303            1,907          1,300
Total assets......................................          155,156          44,452         38,398            5,434          2,651
Total long-term debt and capital lease obligations               25              73            878            2,437          1,353
Redeemable Preferred Stock--Class C...............                -               -              -              640              -
Total stockholders' equity (deficit)..............          133,825          40,318         34,717              379           (186)

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ITDS is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber or fixed fee basis. As a result, a substantial portion of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of Intelicom. This acquisition was accounted for in accordance with the purchase method of accounting. The purchase price, after working capital adjustments aggregating approximately $14.2 million, aggregated $83.7 million, before direct costs of approximately $1.2 million and consisted of 606,673 shares of Common Stock of the Company valued at $10 million (before registration costs of approximately $100,000) and $73.8 million in cash. In addition, the Company made a $6 million payment in January 1999, which was contingent upon certain performance factors. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired of approximately $45.3 million is being amortized over 15 years. In connection with the acquisition, the Company received current assets of $5.9 million, product development costs of $16.6 million, and other non-current assets of $3 million and assumed accrued liabilities of $7.9 million. In addition, purchased research and development costs of $20.8 million, before income tax benefit, and personnel and other indirect transaction costs of $4.7 million, before income tax benefit, (principally hiring and temporary staff of $1.8 million, special bonuses paid to the Company's employees and management of $2.3 million and systems and other costs of $600,000) associated with the Intelicom acquisition have been expensed in 1998. All of the personnel and indirect acquisition costs were paid during 1998 with the exception of approximately $220,000. The operations of Intelicom are included with the Company's financial statements since the date of acquisition.

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

On June 8, 1998 as a result of the follow-on offering described in Note 4, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with this, the Company recorded an after tax extraordinary charge of $826,198.

The $30 million line of credit remains outstanding at December 31, 1998. No amounts were drawn on the line of credit during 1998.

Costs for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses were $20.8 million. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the quarter ended March 31, 1998.

On the date of its acquisition, Intelicom's in-process R&D value was comprised of three primary R&D programs that were expected to reach completion between late 1998 and 2000. These projects included the introduction of new technology aimed at customer care and billing. At the acquisition date, Intelicom's R&D programs ranged in completion from 35% to 80%, and total continuing R&D commitments to complete the projects were expected to be approximately $5.5 million. On the acquisition date, expenditures to complete Intelicom's projects were expected to be approximately $3 million, $2 million and $500,000 in 1998, 1999 and 2000, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Based on the activities during 1998, the Company believes that the assumptions used in the valuation are reasonable.

Management believes the Company is positioned to complete each of the major R&D programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. The substantial delay or outright failure of the Intelicom R&D could adversely impact the Company's financial condition.

The value assigned to purchased in-process R&D was determined by estimating the projected net cash flow from Intelicom's purchased in-process R&D projects once they had reached commercially viable products and discounting the net cash flows to their present value. The revenue estimates used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The valuation anticipates revenues beginning in 1998.

The rates utilized to discount the net cash flows to their present value are based on Intelicom's weighted average cost of capital. Given the nature of the risks associated with the estimated growth, profitability and developmental projects, Intelicom's weighted average cost of capital was adjusted. A discount rate of 30% was deemed appropriate for Intelicom's business enterprise. This discount rate is intended to be commensurate with Intelicom's maturity and the uncertainties in the economic estimates described above.

The estimates used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

The Company derives revenue (i) primarily from service contracts, whereby a customer contracts with the Company to operate and maintain its transactional billing system and (ii) to a lesser extent, from the development of new software and enhancement of existing installed systems together with the provision of related customer maintenance and training, which is largely based on a time and materials basis. Service revenue related to the operation of customers billing systems accounted for 85.4%, 93.2% and 96.6% of total revenue for 1998, 1997 and 1996, respectively. Services are generally billed monthly and service revenue is recognized in the period in which the services are provided. The remaining revenue relates primarily to development of new software and enhancement of existing installed systems.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenue for the years ended December 31, 1998, 1997 and 1996:

                                                                    Year Ended December 31,
                                                            1998              1997             1996
                                                       ---------------- ----------------- ----------------
Revenue..............................................       100.0%           100.0%            100.0%
Costs and expenses:
   Operating expenses................................        38.4             24.0              25.7
   General, administrative and selling expenses......        18.0             28.9              39.1
   Depreciation and amortization.....................         9.4              6.8               6.3
   Systems development and programming costs.........        14.7             12.4              12.6
   Personnel and indirect acquisition costs..........         4.1              -                 -
   In process research and development ..............        18.0              -                 -
                                                       ---------------- ----------------- ----------------
Total costs and expenses.............................       102.6             72.1              83.7
                                                       ---------------- ----------------- ----------------
Operating income (loss)..............................        (2.6)            27.9              16.3
Other income.........................................         1.3              7.3               1.9
Interest expense.....................................        (2.4)            (0.5)             (2.5)
                                                       ---------------- ----------------- ----------------
Income (loss) before income tax expense..............        (3.7)            34.7              15.7
Income tax expense (benefit).........................        (1.0)            14.2               6.7
                                                       ---------------- ----------------- ----------------
Income (loss) before extraordinary item..............        (2.7)            20.5               9.0
Extraordinary loss...................................         0.7              -                 -
                                                       ================ ================= ================
Net income (loss)....................................        (3.4)%           20.5%              9.0%
                                                       ================ ================= ================

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Results of Operations

Primarily as a result of the Intelicom Acquisition, the Company's revenues increased from $23.4 million for the year ended December 31, 1997 to $115.5 million for the year ended December 31, 1998. Service revenue related to the operation of customer billing systems accounted for 93.2% and 85.4% of total revenue for the years ended December 31, 1997 and 1998 respectively. Operating expenses for the twelve month period, excluding nonrecurring in process research and development and personnel and indirect costs associated with the Intelicom Acquisition aggregating $25.5 million, increased from $16.9 million in 1997 to $93.0 million in 1998. Additionally, interest expense for the twelve months ended December 31, 1998, increased to $2.7 million from $120,355 for the same period in 1997 primarily as a result of the Company's $70 million term loan obtained in connection with the Intelicom Acquisition. The Company's effective tax rate for the twelve month period decreased from 40.9% in 1997 to 26.1% in 1998 primarily due to the amount of tax benefit anticipated in connection with the nonrecurring costs associated with the Intelicom Acquisition.

On a pro forma basis, assuming the Intelicom Acquisition occurred on January 1, 1997, revenues for the year ended 1998 increased 43.6% from $80.4 million in 1997 to $115.5 million on an actual basis in 1998. The increase is due primarily to the growth of recurring revenue from existing customers. Total pro forma operating and other expenses increased 38.6% from $67.1 million on a pro forma basis for 1997 to $93.0 million in 1998 excluding nonrecurring in process research and development and personnel and indirect costs associated with the Intelicom Acquisition. This increase is due primarily to the increased service and systems support necessary for the growing client base, provided in part by outside contractors.

For the year ended December 31, 1998 non-recurring charges of $25.5 million ($15.8 million after tax) for in-process research and development ($20.8 million) and personnel and indirect acquisition costs (principally hiring and temporary staff of $1.8 million, special bonuses paid to the Company's employees and management of $2.3 million and systems and other costs of $600,000) associated with the Intelicom Acquisition. All of the personnel and indirect acquisition costs were paid during 1998 with the exception of approximately $220,000. Earnings for the twelve months ended December 31, 1998 before nonrecurring and extraordinary items were $12.7 million or $0.77 per pro forma diluted share.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue

Revenue increased 40.4% from $16.7 million in 1996 to $23.4 million in 1997, due primarily to the addition of new customers and the growth of recurring revenue from existing customers.

Operating expenses

Operating expenses increased 31.1% from $4.3 million in 1996 to $5.6 million in 1997, due primarily to the addition of new personnel required to support the growth of the Company's business. As a percentage of revenue, such expenses decreased from 25.7% in 1996 to 24.0% in 1997, due to the fixed nature of a portion of the Company's operating expenses.

General, administrative and selling expenses

General, administrative and selling expenses increased 3.6% from $6.5 million in 1996 to $6.7 million in 1997. This increase was primarily due to increases in salaries and employee related expenses resulting primarily from staff increases (other than senior management salaries and related expenses) of $592,504, increases in outside programming consultant costs of $778,005, increases in rent and office expenses of $322,379 and increases in marketing and trade show expenses of $205,492. These and other less significant expense increases were partially offset by a reduction in senior management costs of $1.8 million resulting primarily from the 1996 charge ($909,548) related to two newly hired senior executives and the full year benefit from the reduction in senior management's salaries and bonuses after the Company's initial public offering ("IPO") in October 1996.

Depreciation and amortization

Depreciation and amortization expenses increased 51.5% from $1 million in 1996 to $1.6 million in 1997 primarily due to the purchase of computer equipment and the increased capitalization related to product development costs to enhance the Company's solution system to support Unix based file servers and further development of its integrated billing and management information system. Depreciation and amortization expenses increased as a percentage of revenue from 6.3% in 1996 to 6.8% in 1997.

Systems development and programming costs

Systems development and programming costs increased 37.6% from $2.1 million in 1996 to $2.9 million in 1997, primarily due to increased programming support required by a larger customer base. As a percentage of revenue, system development and programming costs decreased from 12.6% in 1996 to 12.4% in 1997. In addition, the Company capitalized $858,827 and $2.9 million in software development costs in 1996 and 1997, respectively.

Other income

Other income increased 439% from $315,914 in 1996 to $1.7 million in 1997, primarily due to an increase in investment income of $1.3 million.

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

As of December 31, 1998, the Company had $40.7 million in cash and cash equivalents, $34.7 million in net trade accounts receivable and $56.8 million in working capital.

For the year ended December 31, 1998, the Company generated cash of $10.6 million from operating activities. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash provided by operations would have been $24.6 million and cash used for investing activities would have been $98.5 million for the year ended December 31, 1998. The Company also generated cash of $85.6 million from financing activities, including the sale of Common Stock in June 1998 for $83.1 million in net proceeds. Using proceeds from the follow-on offering, the Company retired the $70 million term loan, obtained in connection with the Intelicom Acquisition. The offering and cash generated from operating activities also enabled the Company to fund its operations, apply $6.9 million to product development costs and make $3.7 million in capital expenditures.

The Company believes that its existing capital resources are adequate to meet its cash requirements for the foreseeable future. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. The Company has a $30 million unused line of credit available for future cash requirements.

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

Year 2000 Disclosure

The Company has established a Year 2000 Task Force (the "Task Force") which includes employees with various functional and divisional responsibilities, material third parties and outside consultants. The Task Force has identified five phases in becoming Year 2000 compliant:

(I) awareness--locating, listing and prioritizing specific technology that is potentially subject to Year 2000 related challenges;
(II) assessment--determining the level of risk that exists through inquiry, research and testing;
(III) renovation--updating code to resolve Year 2000 related issues that were identified in previous phases by repair in a testing environment.
(IV) validation--testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and
(V) implementation--installation, integration and application of Year 2000 ready resolutions by replacement, upgrade, or repair of Information Technology systems, including those of material third parties.

The Company is performing its Year 2000 analysis on both the front-end of its systems, which are located at its customers' sites, and the back-end of its systems, which are located at the Company. As of March 1, 1999, the awareness, assessment and renovation phases of all of the Company's systems have been completed in their entirety. With respect to the front-end portion of the systems, the Year 2000 Task Force is currently in the validation and implementation phases. The Company expects to be completed with all five of its phases of the front-end of the systems by mid 1999. At that point, upgrades and replacements will be provided to the Company's customers. However, there can be no assurance that customers will accept and install the upgrades and replacements in a timely manner. With respect to the back-end portion of the Company's systems, the Year 2000 Task Force is currently in the validation phase. The Company expects to be completed with the validation and implementation phases of the back-end systems by mid 1999. If validation and implementation of the Company's critical systems fail to meet the Company's expectations, or identify a risk of noncompliance with a particular functionality, the Company will perform the renovation phase to identify alternative solutions. As of March 1, 1999, approximately 80% of all validation activities and 50% of all implementation activities are complete.

The Company is in the process of developing a working contingency plan for the Year 2000 issue. The contingency plan is scheduled to be completed during the third quarter of 1999. The Company will perform testing on all subsequent upgrades of software deemed Year 2000 compliant to ensure continued compliance.

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

Based on information developed to date as a result of the Task Force assessment efforts, Management believes that the costs of becoming Year 2000 compliant will be approximately $4.0 million. Through December 31, 1998, the Company has incurred $2.5 million toward this development effort. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

New Accounting Pronouncements

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

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position. The operating results of the Company is regularly reviewed by the chief operating decision maker as one well-defined line of business. Therefore, the Company has determined that under the requirements of Statement 131, it continues to have only one operating segment.

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     Reliance On Significant Customers

     For the year ended December 31, 1998, revenue from Nextel Communications represented 30.2% of the Company's total revenue and revenue from Western Wireless represented 11.9% of the Company's total revenue. As a result of the Company's acquisition of Intelicom in January of 1998, the Company has several new customers with substantially larger subscriber bases than its then existing customers. It is likely that certain of the Company's new customers, including each of Nextel and Western Wireless will continue to represent over 10 percent of the Company's revenues in the future. The Company has contracts with all of its significant customers, however the Company's relationships with its largest customers have only been established since January 1998, in connection with the Company's acquisition of Intelicom. There can be no assurance that any such customer will renew its contract with the Company at the end of the contract term or may not seek to terminate its contract on the basis of alleged contractual defaults or other grounds. Loss of all or a significant part of the business of any of the Company's substantial customers would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the acquisition by a third party of one of the Company's substantial customers could result in the loss of that customer and have a material adverse effect on the business, financial condition and results of operations of the Company.

     Industry Consolidation

     There has been a tremendous amount of business consolidation within the wireless telecommunications industry. The down stream impact is that there are less wireless customers requiring the services of billing and customer care providers, increasing the level of competition in the industry. In addition, these consolidated wireless companies have also strengthened their purchasing power, putting pressure on reducing prices and challenging margin levels, and they strive to streamline their operations as they bring multiple billing systems onto one system, reducing the number of vendors needed. Although the Company has sought to address this situation by continuing to market its products and services to new customers, entering contracts up to five years to protect current price and margin levels and working with existing customers to provide the services they need to remain competitive in the market place, there can be no assurance that the Company will not lose significant customers as a result of industry consolidation.

     XCEDE May Not be Commercially Successful

     The Company has devoted substantial development and marketing efforts to complete and promote its XCEDE product. XCEDE has not yet been installed commercially, and it is currently anticipated that it will first be installed in the second quarter of 1999. There can be no assurance that XCEDE will be commercially successful. In addition, there can be no assurances that XCEDE will perform in accordance with customer expectations. Any unanticipated program development on the XCEDE system could result in substantial costs to the Company and could delay the Company's commercial introduction of the product. Such costs or delays could have a material adverse effect on the Company's business, financial condition and results of operations of the Company.

     Rapidly Changing Telecommunications Market

     Over the last decade, the market for telecommunications services has been characterized by rapid technological developments, evolving industry standards, dramatic changes in the regulatory environment and frequent new product introductions. The Company's success will depend upon its ability to enhance its existing products and services, and to introduce new products and services which will respond to these market requirements as they evolve. To date, substantially all of the Company's revenues are attributable to wireless customers, many of whom are expanding their product offerings in the face of competition. There can be no assurances that the Company can develop products that will meet the evolving needs of its customers. In addition, technologies, services or standards may be developed which could require significant changes in the Company's business model, development of new products, or provision of additional services, at substantial cost to the Company. Such developments may also result in the introduction of additional competitors into the marketplace.

     Integration of Intelicom

     In January 1998, the Company acquired Intelicom, and substantially increased the size of the Company's operations. The future success of the Company will depend in part upon whether the integration of the two companies' businesses is achieved in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of the two companies will require, among other things, integration of the companies' respective product offerings and platforms and coordination of their sales and marketing and research and development efforts. There can be no assurance that integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations has required, and will continue to require, the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company.

     Management of Growth

     The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The Company's total revenues have increased from $3.1 million in 1993 to $115.5 million in 1998. In addition, the Company substantially increased the size of its operations, as well as the number of subscribers it serves, by acquiring Intelicom in early January 1998. The growth in the size and complexity of its business, as well as its customer base, has placed and is expected to continue to place significant demands on the Company's administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. The Company's future operating results will depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting functions.

     The number of the Company's employees has increased from 26 as of January 1993 to 673 as of February 1999. A substantial portion of the Company's current employees joined the Company in January 1998, in conjunction with the Company's acquisition of Intelicom. The Company anticipates that continued growth will require it to recruit and hire a substantial number of new development, managerial, finance, sales and marketing support personnel. There can be no assurance that the Company will be successful in hiring or retaining any of the foregoing personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to improve operational systems and to expand, train, motivate and manage its workforce.

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

     Dependence on Wireless Telephone Industry

     Although the Company's products have been designed to adapt to a variety of current and future technologies, substantially all of its revenues to date have been generated by sales of its solutions to service providers in the wireless telephone industry. A decrease in the number of wireless service products served by the Company's customers could result in lower revenues for the Company. Although the wireless market has experienced substantial growth in the number of subscribers in the past, there can be no assurance that such growth will be sustained.

     Dependence on Key Personnel; New Management

     The Company's performance depends substantially on the performance of its executive officers and key employees. The Company's long-term success will depend upon its ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly skilled personnel in the future. In addition, several members of the Company's senior management team have only recently joined the Company. For example, Peter
P. Bassermann, the Company's President, joined the Company in September 1997, and Susan Yezzi joined the Company in late 1997 and assumed the role of the Company's Chief Operating Officer in February 1999. The Company is currently seeking a Chief Financial Officer to replace Paul K. Kothari, who served in that capacity from February 1998 to February 1999. Peter L. Masanotti became the Company's Acting Chief Financial Officer in February 1999. Although the Company believes that the extensive industry experience of new members of management is essential to the Company's growth and outweighs short employment histories with the Company, there can be no assurances that the new officers will be successful in assimilating into their managerial roles with the Company.

     Competition

     The market for billing and customer care systems for the telecommunications services industry is highly competitive and the Company expects that the high level of growth within the telecommunications services industry will encourage new entrants, both domestically and internationally, in the future. The Company competes with independent providers of transactional systems and services, with the billing services of management consulting companies and with internal billing departments of telecommunications services providers. The Company anticipates continued growth in competition in the telecommunications services industry and consequently the entrance of new competitors into its market in the future.

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

     Fluctuations in Quarterly Performance

     The Company's revenues and operating results may fluctuate from quarter to quarter due to a number of factors including the timing, size and nature of the Company's contracts; long sales cycles typically associated with large customers, which require the Company to make a substantial investment in the conversion process prior to the generation of revenue; the hiring of additional staff; seasonal variations in wireless telephone subscriptions; the timing of the introduction and the market acceptance of new products or product enhancements by the Company or its competitors; changes in the Company's operating expenses; and fluctuations in economic and financial market conditions. Fluctuations in quarterly operating results may result in volatility in the price of the Common Stock.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1998, the Company does not have any derivatives, debt or hedges outstanding. In addition, because the Company's foreign operations are minimal, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

Item 8--Financial Statements and Supplementary Data

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
Report of Independent Auditors..................................................................................  28
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1998 and 1997....................................................  29
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..............................................................................  31
Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
  December 31, 1998, 1997 and 1996..............................................................................  32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..............................................................................  33
Notes to Consolidated Financial Statements......................................................................  34

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
International Telecommunication Data Systems, Inc.

We have audited the accompanying consolidated balance sheets of International Telecommunication Data Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Telecommunication Data Systems, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/ Ernst & Young LLP

Stamford, Connecticut
February 16, 1999

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                        December 31,
                                                                                                   1998             1997
                                                                                             -----------------------------------

Assets
Current assets:
   Cash and cash equivalents............................................................          $ 40,735          $28,967
   Accounts receivable, net of allowances for doubtful accounts of $2,362 and
     $486, respectively.................................................................            34,713            5,008
   Prepaid expenses, and other current assets...........................................             1,843              741
   Deferred income taxes................................................................               840              220
                                                                                             -----------------------------------
Total current assets....................................................................            78,131           34,936



Property and equipment
   Computers, including leased property under capital leases of $1,150 and $1,105,
     respectively......................................................................              9,506            4,844
   Furniture and fixtures...............................................................             2,005              447
   Equipment, including leased property under capital leases of $54 in 1998 and 1997....               706              373
   Leasehold improvements...............................................................               970              589
                                                                                             -----------------------------------
                                                                                                    13,187            6,253
   Less: accumulated depreciation and amortization......................................             5,450            2,319
                                                                                             -----------------------------------
                                                                                                     7,737            3,934


Other assets:

   Goodwill - net of accumulated amortization of $3,010 in 1998.........................            42,249                -
   Product development costs--at cost, net of accumulated amortization of $5,810 and
     $1,105 at December 31, 1998 and December 31, 1997, respectively ...................            22,511            3,698
   Deferred income taxes................................................................             4,138                -
   Other................................................................................               390            1,884
                                                                                             -----------------------------------
                                                                                                    69,288            5,582
                                                                                             ===================================
Total assets............................................................................          $155,156          $44,452
                                                                                             ===================================


                             See accompanying notes.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                                                                                               December 31,
                                                                                          1998              1997
                                                                                    ------------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................................................          $ 10,921          $ 1,192
   Accrued expenses and income taxes payable....................................             2,919              560
   Accrued compensation.........................................................             3,026              333
   Customer advances and deferred revenue.......................................             3,862                -
   Current maturities of capital lease obligations..............................                74              279
Other...........................................................................               504                -
                                                                                    ------------------------------------
Total current liabilities.......................................................            21,306            2,364


Capital lease obligations.......................................................                25               73
Deferred income taxes...........................................................                 -            1,667
Other...........................................................................                 -               30


Stockholders' equity
   Common Stock, $.01 par value; 40,000,000 shares authorized, 17,313,231 and
     12,786,740 shares issued and outstanding at December 31, 1998
     and December 31, 1997, respectively........................................               173              128
   Additional paid-in capital...................................................           141,662           44,447
   Retained deficit.............................................................            (7,952)          (4,026)
   Unearned compensation........................................................               (58)            (231)
                                                                                    ------------------------------------
Total stockholders' equity......................................................           133,825           40,318
                                                                                    ====================================
Total liabilities and stockholders' equity......................................          $155,156          $44,452
                                                                                    ====================================


                             See accompanying notes.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                      Year ended December 31,
                                                                                  1998              1997              1996
                                                                        ----------------------------------------------------

Revenue                                                                         $115,460          $23,429           $16,689
Costs and expenses:
   Operating expenses..............................................               44,334            5,617             4,283
   General, administrative and selling expenses....................               20,798            6,760             6,523
   Depreciation and amortization...................................               10,846            1,596             1,054
   Systems development and programming costs.......................               16,974            2,911             2,115
   Personnel and indirect acquisition costs........................                4,713                -                 -
   In-process research and development ............................               20,800                -                 -
                                                                        ----------------------------------------------------
Total costs and expenses...........................................              118,465           16,884            13,975

Operating income (loss)............................................               (3,005)           6,545             2,714
Other income.......................................................                1,550            1,702               316
Interest expense...................................................               (2,740)            (120)             (416)
                                                                        ----------------------------------------------------

Income (loss) before income taxes and extraordinary item...........               (4,195)           8,127             2,614
Income tax expense (benefit).......................................               (1,095)           3,326             1,112
                                                                         ----------------------------------------------------
Income (loss) before extraordinary item............................               (3,100)           4,801             1,502
Extraordinary loss (net of $562 tax benefit).......................                 (826)               -                 -
                                                                        ----------------------------------------------------
Net income (loss)..................................................             $ (3,926)         $ 4,801           $ 1,502
                                                                        ====================================================
Income (loss) per common share--basic:
   Income (loss) before extraordinary item.........................             $   (.20)         $   .38           $   .15
   Extraordinary loss..............................................                 (.05)               -                 -
                                                                        ----------------------------------------------------
Net income (loss)..................................................             $   (.25)         $   .38           $   .15
                                                                        ====================================================

Shares used in computing basic income (loss) per common share......               15,607           12,728             9,890
                                                                        ====================================================
Income (loss) per common share--diluted:
   Income (loss) before extraordinary item.........................             $   (.20)         $   .36           $   .15
   Extraordinary loss..............................................                 (.05)               -                 -
                                                                        ----------------------------------------------------
Net income (loss)..................................................             $   (.25)         $   .36           $   .15
                                                                        ====================================================

Shares used in computing diluted income (loss) per
   common share....................................................               15,607           13,193            10,109
                                                                        ====================================================


                             See accompanying notes.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 (In thousands, except share and per share data)

                                             Preferred Stock
                               ---------------------------------------------
                                      Class A                Class B                 Common Stock
                               ----------------------  ---------------------    -----------------------
                                 Number                  Number                   Number
                                of Shares    $25,000    of Shares     $250       of Shares
                               Outstanding  Par Value  Outstanding  Par Value   Outstanding Par Value
                               ----------------------  ----------------------   -----------------------
Balance at December 31, 1995        18        $ 400       1,500       $328       7,312,800     $ 76
   Net income
   Net unrealized loss on
     securities available for
     sale

   Comprehensive income

   Preferred stock dividends
     declared
   Retirement of treasury                                                                        (2)
     stock
   Recapitalization of Class
     A & B preferred stock         (18)        (400)     (1,500)      (328)      1,279,218       13
   Compensation paid in
     common stock                                                                  106,152        1
   Conversion of Class C
     convertible preferred
     stock                                                                         154,800        2
   Exercise of warrants                                                            501,786        5
   Sale of common stock, net
     of expenses                                                                 3,300,000       32
                               ----------------------  ---------------------    -----------------------
Balance at December 31, 1996         -            -           -          -      12,654,756      127
   Net income
   Net unrealized gain on
     securities available for
     sale

   Comprehensive income

   Secondary sale of common
     stock                                                                          75,000        1
   Employee stock purchase
     plan                                                                            9,078
   Exercise of stock options                                                        47,906
   Amortization of unearned
     compensation
                               ----------------------  ---------------------    -----------------------
Balance at December 31, 1997         -            -           -          -      12,786,740      128
   Net (loss)

   Comprehensive (loss)

   Shares issued in
     connection with
     Intelicom acquisition                                                         606,673        6
   Secondary sale of common
     stock                                                                       3,662,750       37
   Employee stock purchase
     plan                                                                           24,300        -
   Exercise of stock options                                                       232,768        2
   Tax benefit from stock
     options
   Amortization of unearned
     compensation
                               ----------------------  ---------------------    -----------------------
Balance at December 31, 1998         -          $ -           -        $ -       17,313,231   $ 173
                               ======================  =====================    =======================

                                                                 Unearned
                                                                 Compensa-
                                                                   tion      Accumulated
                               Additional Treasury   Retained   Restricted     Other
                                 Paid-in  Stock at   Earnings     Stock     Comprehensive
                                 Capital    Cost    (Deficit)     Awards       Income       Total
                               -----------------------------------------------------------------------
Balance at December 31, 1995               $(400)     $  (25)                              $ 379
   Net income                                          1,502                               1,502
   Net unrealized loss on
     securities available for
     sale                                                                     $ (37)         (37)
                                                                                        --------------
   Comprehensive income                                                                    1,465
                                                                                        --------------
   Preferred stock dividends
     declared                                            (79)                                (79)
   Retirement of treasury
     stock                       $ (398)     400                                               -
   Recapitalization of Class
     A & B preferred stock       10,115              (10,225)                               (825)
   Compensation paid in
     common stock                   969                            $ (336)                   634
   Conversion of Class C
     convertible preferred
     stock                          638                                                      640
   Exercise of warrants             818                                                      823
   Sale of common stock, net
     of expenses                 31,648                                                   31,680
                               -----------------------------------------------------------------------
Balance at December 31, 1996     43,790        -      (8,827)        (336)      (37)      34,717
   Net income                                          4,801                               4,801
   Net unrealized gain on
     securities available
     for sale                                                                    37           37

                                                                                        --------------
   Comprehensive income                                                                    4,838
                                                                                        --------------
   Secondary sale of common
     stock                          172                                                      173
   Employee stock purchase
     plan                           113                                                      113
   Exercise of stock options        372                                                      372
   Amortization of unearned
     compensation                                                     105                    105
                               -----------------------------------------------------------------------
Balance at December 31, 1997     44,447        -      (4,026)        (231)        -       40,318
   Net (loss)                                         (3,926)                             (3,926)
                                                                                        --------------
   Comprehensive (loss)                                                                   (3,926)
                                                                                        --------------
   Shares issued in
     connection with
     Intelicom acquisition        9,894                                                    9,900
   Secondary sale of common
     stock                       83,107                                                   83,144
   Employee stock purchase
     plan                           456                                                      456
   Exercise of stock options      1,887                                                    1,889
   Tax benefit from stock
     options                      1,871                                                    1,871
   Amortization of unearned
     compensation                                                     173                    173
                               -----------------------------------------------------------------------
Balance at December 31, 1998   $141,662      $ -    $ (7,952)       $ (58)      $ -     $133,825
                               =======================================================================


                             See accompanying notes.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year ended December 31,
                                                                                1998             1997            1996
                                                                          --------------------------------------------------
Operating activities
Net income (loss)......................................................       $ (3,926)       $  4,801          $  1,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss................................................            826               -                 -
     Write-off in process research and development.....................         20,800               -                 -
     Depreciation and amortization.....................................         10,846           1,596             1,054
     Amortization of unearned compensation.............................            173             105                 -
     Compensation paid in Common Stock.................................              -               -               634
     Deferred income taxes.............................................         (6,425)          1,084               612
     Change in operating assets and liabilities:
       Accounts receivable.............................................        (23,996)         (1,775)           (1,884)
       Prepaid expenses and other current assets.......................           (900)            414              (875)
       Accounts payable and accrued expenses...........................          8,900             320               391
       Customer advances...............................................          2,766               -                 -
       Other assets and liabilities, net...............................          1,580          (1,789)               12
                                                                          --------------------------------------------------
Net cash provided by operating activities..............................         10,644           4,756             1,446

Investing activities
Capital expenditures...................................................         (3,749)         (2,738)           (1,853)
Purchase of securities available for sale..............................              -         (25,329)          (25,060)
Purchase of investments held to maturity...............................              -          (3,062)             (353)
Proceeds from maturities of investments................................              -           3,411               300
Proceeds from maturities of securities available for sale..............              -          50,389                 -
Purchase of Intelicom..................................................        (73,832)              -                 -
Product development costs..............................................         (6,918)         (2,872)             (859)
                                                                          --------------------------------------------------
Net cash (used for) provided by investing activities...................        (84,499)         19,799           (27,825)

Financing activities
Principal payments on long-term debt...................................        (70,000)              -            (1,811)
Proceeds from long-term debt...........................................         70,000               -                 -
Tax benefit associated with stock options..............................          1,871               -                 -
Financing fee related to acquisition...................................         (1,484)              -                 -
Payment to retire Preferred Stock......................................              -               -              (825)
Principal payments on notes payable....................................              -               -               (77)
Principal payments on capital lease obligations........................           (253)           (385)             (362)
Proceeds from sale of Common Stock.....................................         85,489             658            32,502
Dividends paid.........................................................              -               -               (82)
                                                                          --------------------------------------------------
Net cash provided by financing activities..............................         85,623             273            29,345

Net increase in cash and cash equivalents..............................         11,768          24,828             2,966
Cash and cash equivalents at beginning of year.........................         28,967           4,139             1,173
                                                                          --------------------------------------------------
Cash and cash equivalents at end of year...............................       $ 40,735        $ 28,967          $  4,139
                                                                          ==================================================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest.................................       $  2,738        $    120          $    434
Cash paid during the year for taxes....................................       $  1,420        $  2,342          $    820

Supplemental disclosure of noncash financing activities:

Capital lease obligations totaling $685,604 in the year ended December 31, 1996, were incurred for the acquisition of new equipment.


                             See accompanying notes.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

International Telecommunication Data Systems, Inc. ("ITDS" or the "Company") is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing solutions which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber and fixed fee basis. As a result, substantially all of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows.

Basis of Presentation

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation computed using the straight-line method over the estimated useful lives of the assets. Amortization of assets under capital leases is included in depreciation expense.

The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases when the product is available for general release. The capitalized costs include salaries and related payroll costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio that current revenue for the product bears to total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years. During the years ended December 31, 1998, 1997 and 1996, $4.7 million, $518,398 and $300,105, respectively, of capitalized software development costs were amortized.

Revenue Recognition

Revenues and costs associated with the recurring process of providing billing and other service / software solutions are recognized at the time services are performed. Custom programming contracts are accounted for upon completion of short-term projects. For longer-term custom programming projects, the percentage of completion method is used. Accounts receivable at December 31, 1998 and 1997 include $12.3 million and $2.3 million, respectively, for services rendered prior to December 31 which were billed in January of the following year when the billing cycles were complete.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Consolidation

The financial statements include the accounts of ITDS and consolidated subsidiaries after elimination of intercompany accounts and transactions.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1998, 1997, and 1996 were $670,542, $233,673 and
$194,097, respectively.

Other Income

Other income for the years ended December 31, 1998, 1997 and 1996 includes $1.4 million, $1.6 million and $313,132, respectively, of investment income, primarily interest income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Major Customers

Revenues generated from Nextel and Western Wireless accounted for approximately 30.2% and 11.9%, respectively, of 1998 revenues. For the year ended 1997 revenues from Aliant Communications and Sygnet Communications accounted for 18.4% and 11.7%, respectively, and for the year ended 1996 Aliant Communications and Horizon Cellular accounted for 19.1% and 12.5%, respectively, of revenues. The loss of either Nextel or Western Wireless could have an adverse impact on the financial condition and results of operations of the Company.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. The operating results of the Company are regularly reviewed by the chief operating decision maker as one well-defined line of business. Therefore, the Company has determined that under the requirements of SFAS 131, it continues to have only one operating segment.

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

2. ACQUISITION

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.) ("Intelicom"). This acquisition was accounted for using the purchase method of accounting. The purchase price, after working capital adjustments aggregating approximately $14.2 million, aggregated $83.7 million, before direct costs of approximately $1.2 million and consisted of 606,673 shares of Common Stock of the Company valued at $10 million (before registration costs of $100,000) and $73.8 million in cash. In addition, the Company made a $6 million payment in January 1999, which was contingent upon certain performance factors. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired of approximately $45.3 million is being amortized over 15 years. In connection with the acquisition the Company received current assets of $5.9 million, product development costs of $16.6 million, and other non-current assets of $3 million and accrued liabilities of $7.9 million. In addition, purchased research and development costs of $20.8 million, before income tax benefit, and personnel and other indirect transaction costs of $4.7 million, before income tax benefit, (principally hiring and temporary staff of $1.8 million, special bonuses paid to the Company's employees and management of $2.3 million and systems and other costs of $600,000) associated with the Intelicom acquisition have been expensed in 1998. The operations of Intelicom are included with the Company's financial statements since the date of acquisition. All of the personnel and indirect acquisition costs were paid during 1998 with the exception of approximately $220,000. Assuming the acquisition occurred on January 1, 1997, revenues, net income and diluted earnings per share for 1997 would have been $80.4 million, $5.2 million and $0.37, respectively.

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

On June 8, 1998 as a result of the follow-on offering described in Note 4, the Company retired the $70 million term loan and terminated the Hedge Agreement. In connection with repaying the $70 million term loan, and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,198.

The $30 million line of credit remains outstanding at December 31, 1998. No amounts were drawn on the line of credit during 1998.

Costs for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses were $20.8 million. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the quarter ended March 31, 1998.

On the date of its acquisition, Intelicom's in-process R&D value was comprised of three primary R&D programs that were expected to reach completion between late 1998 and 2000. These projects included the introduction of new technology aimed at customer care and billing technology. At the acquisition date, Intelicom's R&D programs ranged in completion from 35% to 80%, and total continuing R&D commitments to complete the projects were expected to be approximately $5.5 million. On the acquisition date, expenditures to complete the Intelicom's projects were expected to be approximately $3 million, $2 million and $500,000 in 1998 through 2000, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility. Based on the activities during 1998, the Company believes that the assumptions used in the valuation are reasonable.

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

2. ACQUISITION (continued)

Management believes the Company is positioned to complete each of the major R&D programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. The substantial delay or outright failure of the Intelicom R&D could adversely impact the Company's financial condition.

The value assigned to purchased in-process R&D was determined by estimating the costs to develop Intelicom's purchased in-process R&D into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue estimates used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The valuation anticipates revenues beginning in 1998.

The rates utilized to discount the net cash flows to their present value are based on Intelicom's weighted average cost of capital. Given the nature of the risks associated with the estimated growth, profitability and developmental projects, Intelicom's weighted average cost of capital was adjusted. A discount rate of 30% was deemed appropriate for Intelicom's business enterprise. This discount rate is intended to be commensurate with Intelicom's maturity and the uncertainties in the economic estimates described above.

The estimates used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

3. LINE OF CREDIT

The Amended Credit Agreement (see Note 2) provides for a $30 million line of credit which contains normal covenants including meeting certain financial ratios. This agreement requires the Company to pay interest at LIBOR plus up to two and one quarter percent and expires on December 31, 2002. As of December 31, 1998, no amounts were drawn on the line of credit.

4. CAPITAL STOCK

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

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

4. CAPITAL STOCK (Continued)

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

Follow-on Offerings

During April 1997, the Company received net proceeds of $172,876 from the sale of 75,000 shares of its Common Stock in a follow-on offering.

In June 1998, the Company successfully completed a follow-on offering of 3,662,750 shares of Common Stock resulting in net proceeds to the Company of approximately $83.1 million, after deducting expenses of $579,834. With the proceeds, the Company retired the $70 million term loan obtained in connection with the January 2, 1998 Intelicom acquisition, and the remaining funds were used for working capital. In addition to the follow-on offering and shares issued in connection with the Intelicom acquisition, shares were issued in connection with the exercise of stock options during the year ended December 31, 1998.

Earnings Per Share

In February 1997, the FASB issued Statement of Financial Accounting Standards SFAS No. 128, "Earnings Per Share" ("SFAS 128"), which revises the methodology of calculating earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997. All earnings per share amounts for all prior periods have been presented in accordance with and where appropriate, restated to conform to the SFAS 128 requirements. In accordance with SFAS 128, all common stock equivalents that have a dilutive effect on earnings per share are included in the calculation for diluted income per share.

The following table set forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                          Year ended December 31,
                                                                      1998       1997       1996
                                                                    ---------------------------------
Numerator:
   Numerator for basic and diluted earnings (loss) per share -
     earnings (loss) before extraordinary item...................    $ (3,100)   $ 4,801    $ 1,502
                                                                    =================================

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted-average shares.....................................      15,607     12,728      9,890
   Effect of dilutive securities:
     Employee stock options......................................           -        465        219
                                                                    ---------------------------------
   Denominator for diluted earnings (loss) per share - adjusted
     weighted-average shares and assumed conversions.............      15,607     13,193     10,109
                                                                    =================================

Basic income (loss) per common share before extraordinary item...     $ (.20)     $ .38      $ .15
                                                                    =================================

Diluted income (loss) per common share before extraordinary item.     $ (.20)     $ .36      $ .15
                                                                    =================================

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

4. CAPITAL STOCK (Continued)

Income per common share for the year ended December 31, 1996 is calculated using the weighted average number of shares of common stock outstanding after giving effect to the retirement of the Company's Class A and B Preferred Stock and the conversion of the Series C Preferred Stock in conjunction with the Company's IPO.

5. STOCK PLANS

The Company's 1998, 1997 and 1996 Stock Plans authorize the grant of options to employees, directors and consultants for up to 1,125,000, 1,500,000 shares and 1,125,000 shares, respectively, of the Company's Common Stock. All options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued service. In addition, a total of 300,000 shares of Common Stock have been authorized for issuance under the Company's 1996 Employee Stock Purchase Plan. The 1998 and 1996 plans are incentive plans, the 1997 is a non-qualified plan.

Under the employee stock purchase plan, shares of the Company's Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last business day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation, up to $25,000 of fair market value of such Common Stock, during an offering period.

A summary of the Company's activity in the stock option plans, and related information for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                              Weighted-Average
                                                                 Options       Exercise Price

     Outstanding at December 31, 1995....................             --             --
     Granted.............................................        590,550          $9.29
     Forfeited...........................................          2,250           9.33
                                                                   -----           ----

     Outstanding at December 31, 1996....................        588,300           9.29
     Granted.............................................      2,607,643          12.33
     Exercised...........................................         47,906           7.77
     Cancelled...........................................        534,754          10.52
     Forfeited...........................................        124,184           7.88
                                                                 -------           ----

     Outstanding at December 31, 1997....................      2,489,099          12.33
     Granted.............................................      1,037,800          25.69
     Exercised...........................................        232,768           8.12
     Forfeited...........................................        344,286          15.11
                                                                 -------          -----

     Outstanding at December 31, 1998....................      2,949,845         $17.21
                                                               =========         ======


     Options exercisable at December 31, 1998............        682,521         $11.69
     Options exercisable at December 31, 1997............        111,583         $ 9.19
     Options exercisable at December 31, 1996............         24,093         $12.24

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

5. STOCK PLANS (Continued)

In May 1997, 534,750 options previously issued were exchanged for new options covering an equal number of shares and an exercise price equal to the then current market price. The repriced options were included in the number of shares granted and cancelled for 1997.

                                                Options Outstanding
                                                -------------------

                                                                          Weighted-Average
             Range of                           Outstanding                 Remaining               Weighted-Average
          Exercise Prices                       as of 12/31/98            Contractual Life          Exercise Price
          ---------------                       --------------            ----------------          ----------------
           $7.50--$10.00................            612,997                       8.0                      $7.75
           $10.00--$12.50...............            176,000                       8.4                      11.50
           $12.50--$15.00...............                  0                         0                          0
           $15.00--$17.50...............          1,127,548                       8.9                      15.47
           $22.50--$25.00...............            450,600                       9.4                      24.17
           $25.00--$27.50...............            559,000                       9.3                      26.70
           $27.50--$30.00...............              6,200                       9.5                      28.16
           $30.00--$32.50...............             16,500                       9.5                      32.16
           $32.50--$35.00...............              1,000                       9.5                      34.75
                                                      -----                       ---                      -----

                                                   2,949,845                      8.8                     $17.21
                                                   =========                      ===                     ======

Exercise prices for options outstanding as of December 31, 1998 ranged from $7.75 to $34.75 per share. The weighted average remaining contractual life of those options is 8.8 years.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            1998          1997      1996
                                                                            ----          ----      -----

     Risk-free interest rate............................................     5.5%         5.0%      5.0%
     Dividend yield.....................................................     0.0          0.0       0.0
     Expected volatility of market price of company's
      common stock......................................................      .72         .63       .71
     Expected option life...............................................     5 years      5 years   5 years
     Weighted average fair value per share of options granted
      during year.......................................................     $16.47       $7.31     $4.86

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

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.

5. STOCK PLANS (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                   1998       1997     1996
                                                                   ----       ----     ----

     Pro forma net income (loss)..............................   $(7,381)     $3,441   $1,190
                                                                 =======      ======   ======

     Pro forma earnings per share:
     Pro forma basic earnings (loss) per share................      $(.47)      $.27     $.12
     Pro forma diluted earnings (loss) per share..............      $(.47)      $.26     $.12

6. DEFERRED COMPENSATION

In accordance with the terms of his employment agreement, as amended on September 30, 1996, an employee became entitled to receive a payment of $275,000 on or before December 31, 1996 and, as a result of the public offering of the Company's Common Stock, the right to purchase 27,500 shares of the Company's Common Stock for $.01 per share. In addition, during 1996 an employee was given the right to purchase 42,652 shares of the Company's Common Stock for $.01 per share. During 1996, these employees acquired the shares and the difference between the exercise price and the fair value on the date of grant was charged to compensation expense. In connection with an employment agreement entered into during 1996, an employee was awarded 36,000 shares of the Company's Common Stock with a fair value of $336,000 when awarded. The shares vest 25% on April 1, 1997, 25% on October 31, 1998, 25% on October 31, 1999, and 25% on October 31,
2000. The fair value of the shares on the date of award is being amortized as compensation expense over the vesting period.

7. CAPITALIZED LEASE OBLIGATIONS

The Company leases computer equipment and office furniture under capital leases expiring in various years through 1999. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of assets under capital leases is included in depreciation expense.

Maturities of capital lease obligations are as follows as of December 31, 1998 (in thousands):

     1999.............................................   $ 81
     2000.............................................     13
     2001.............................................     13
     2002.............................................      2
                                                          ---
     Total lease obligations..........................    109
     Less: amount representing interest...............    (10)
                                                          ---

     Present value of minimum lease payments..........    $ 99
                                                          ====

8. COMMITMENTS

On June 11, 1996, the Company entered into a noncancelable lease expiring on August 31, 2000 for 48,222 square feet of office space in Stamford, Connecticut. In connection therewith, the Company obtained a letter of credit in the initial amount of $362,000 as security for the lease. Minimum future rental payments due under such lease are $723,330 per year.

In conjunction with the Intelicom acquisition of January 2, 1998, ITDS acquired from CSC two noncancelable leases expiring in August 2003 for 60,400 square feet of office space in Champaign, Illinois. The Company also leases Connecticut office facilities under a noncancelable operating lease expiring in April 1999. The Company recognizes rental expense on a straight line basis over the term of the lease. Rent expense was $1.6 million, $738,582 and $591,729 for the years ended December 31, 1998, 1997 and 1996, respectively.

               International Telecommunication Data Systems, Inc.

8. COMMITMENTS (continued)

Minimum future rental payments due under such leases as of December 31, 1998 are as follows (in thousands):

     1999.............................   $2,002
     2000.............................    1,734
     2001.............................    1,218
     2002.............................    1,218
     2003.............................      812
                                        -------
                                          6,984
     Less: sublease income............      (65)
                                       ---------
                                         $6,919

The Company is also obligated to pay utilities and property taxes above the landlords' base year costs.

The Company has entered into employment contracts with various officers and other employees. The contracts expire in one to four years and require the Company to pay base compensation of approximately $2.1 million per year plus benefits. The contracts provide for discretionary bonuses if approved by the Board of Directors. In addition, as of December 31, 1998, the Company has loans and advances to officers aggregating $374,750 (including $29,324 in interest), which is included in Accounts Receivable.

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than $10,000 for 1998 and 1997 calendar years. The Company does not contribute to the plan.

9. EXTRAORDINARY ITEM

On June 8, 1998, as a result of the follow-on offering described in Note 4, the Company retired the $70 million term loan and terminated the Hedge Agreement obtained in conjunction with the Intelicom acquisition (see Note 2). In connection with repaying the $70 million term loan and canceling the Hedge Agreement, the Company recorded an after tax extraordinary charge of $826,198.

10. INCOME TAXES

Significant components of income tax expense (benefit) before extraordinary item are as follows (in thousands):

                                   Year ended December 31,
                                  1998        1997       1996
                                -----------------------------

Current:
   Federal...................   $ 4,661      $1,667     $ 382
   State.....................       669         575       118
                                -----------------------------
                                  5,330       2,242       500
                                -----------------------------
Deferred:
   Federal...................    (6,007)        806       437
   State.....................      (418)        278       175
                                -----------------------------
                                 (6,425)      1,084       612
                                -----------------------------
Total tax expense (benefit)..   $(1,095)     $3,326    $1,112
                                =============================

               International Telecommunication Data Systems, Inc.

10. INCOME TAXES (Continued)

A reconciliation of the applicable federal statutory rate to the Company's effective tax (benefit) rate from income before income tax expense and extraordinary item follows:

                                                                         1998              1997             1996
                                                                   ----------------- ----------------- ----------------

Statutory rate................................................          (35.0)%            34.0%             34.0%
State income taxes, net of federal income tax benefit.........            3.9               6.9               7.4
Meals and entertainment.......................................            1.9               -                 -
Other, net....................................................            3.1               -                 1.1
                                                                   ----------------- ----------------- ----------------
                                                                        (26.1)%            40.9%             42.5%
                                                                   ================= ================= ================

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                             December 31
                                                                      1998                1997
                                                               ----------------------------------------
Deferred tax assets:
  Deferred charges........................................          $     13             $     29
  Depreciation and amortization...........................             1,623                  820
  Accrued compensation....................................                74                    4
  Reserve for doubtful accounts...........................               748                  199
  Interest................................................                 4                    4
  Purchased software development costs....................               845                    -
  In process research and development.....................             7,435                    -
                                                               ----------------------------------------
Total deferred tax assets.................................            10,742                1,056
                                                               ----------------------------------------

Deferred tax liabilities:
  Software development costs..............................             5,051                1,966
  Capitalized leases......................................               713                  537
                                                               ----------------------------------------
Total deferred tax liabilities............................             5,764                2,503
                                                               ----------------------------------------

Net deferred tax asset (liability)........................          $  4,978             $ (1,447)
                                                               ========================================

               International Telecommunication Data Systems, Inc.

11. LEGAL PROCEEDINGS

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contact with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Greene. The Company intends to vigorously defend itself in the action and has filed a response to the claim and asserted a counterclaim against Mr. Greene. The parties are currently in the discovery phase of the litigation. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998.

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


12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1998 (in thousands, except per-share data):

                                                                                 Three Months Ended
                                                                 12/31/98      9/30/98       6/30/98       3/31/98
                                                               ------------- ------------- ------------- -------------

Revenue..................................................        $ 33,262        $28,832       $27,360       $26,006
Operating income (loss)..................................           6,308          6,003         5,068       (20,384)
Income before extraordinary loss.........................           4,095          3,877         2,433        13,505
Net income (loss)........................................           4,095          3,877         1,607       (13,505)
Basic income (loss) per share before extraordinary loss..             .24            .22          .11         (1.01)
Diluted income (loss) per share before extraordinary loss             .23            .21          .11         (1.01)

                                                                                 Three Months Ended
                                                                 12/31/97      9/30/97       6/30/97       3/31/97
                                                               ------------- ------------- ------------- -------------

Revenue..................................................          $6,758         $6,039        $5,362        $5,270
Operating income.........................................           2,027          1,659         1,421         1,439
Net income...............................................           1,420          1,240         1,078         1,062
Basic net income per share...............................             .11            .10          .08           .08
Diluted net income per share.............................             .11            .09          .08           .08

The sum of the quarters' net income per share do not equal the full year per-share amounts due to differences resulting from changes in the number of shares of Common Stock outstanding.

Excluding non-recurring in-process research and development and personnel and indirect acquisition costs associated with the Company's January 2, 1998 acquisition of Intelicom and the extraordinary loss, earnings for the quarter ended March 31, 1998 were $2 million or $.14 per pro forma diluted share.

               International Telecommunication Data Systems, Inc.

13. SUBSEQUENT EVENTS (UNAUDITED)

On February 8, 1999, the Company announced that it had formed a strategic alliance with Novazen Inc. to include internet-based billing and customer care software in the Company's proprietary suits or products and services.

On March 24, 1999, the Board of Directors approved a stock buy-back program of up to $10 million. The purchased shares will be used for the Company's stock incentive plans, employee stock purchase plan and other corporate purposes.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 10--Directors and Officers of the Registrant

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and in the Company's proxy statement for the annual meeting of stockholders to be held on May 19, 1999 (the "1999 Proxy Statement") in the section entitled "Election of Directors," which section is incorporated herein by reference.

     In addition, in February 1999, Paul K. Kothari resigned as the Company's Chief Financial Officer.

Item 11--Executive Compensation

     The response to this item is contained in the 1999 Proxy Statement in the section entitled "Election of Directors--Director Compensation" and "--Compensation of Executive Officers" which sections are incorporated herein by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The response to this item is contained in the 1999 Proxy Statement in the section entitled "Security Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by reference.

Item 13--Certain Relationships and Related Transactions

     The response to this item is contained in the 1999 Proxy Statement in the section entitled "Election of Directors--Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this Report on Form 10-K:

     1. The following documents are included as part of this Annual Report on Form 10-K:

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to the Consolidated Financial Statements

     2. Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are as follows:

EXHIBIT
NUMBER  DESCRIPTION
------  -----------
   *2     Stock Purchase Agreement, dated as of December 29, 1997 by and among the Registrant, CSC Intelicom, Inc. and CSC Domestic Enterprises, Inc.
  **3.1   Certificate of Incorporation of the Registrant, as amended.
  **3.2   By-Laws of the Registrant.
**+10.1   Form of 1996 Equity Incentive Plan.
**+10.2   1996 Employee Stock Purchase Plan.
***+10.3  1997 Stock Incentive Plan, as amended.
   +10.5  1999 Stock Incentive Plan.
***+10.6  Employment Agreement between the Registrant and Peter P. Bassermann, dated as of September 3, 1997, and amendment thereto, dated as of
          January 1, 1998.
***+10.7  Employment Agreement between the Registrant and Lewis D. Bakes, dated as of January 1, 1998.
***+10.8  Employment Agreement between the Registrant and Peter L. Masanotti, dated as of January 1, 1998.
***+10.9  Employment Agreement between the Registrant and Paul K. Kothari, dated as of December 29, 1997.
   +10.10 Employment Agreement between the Registrant and Susan Yezzi, dated as of December 23, 1997, and amendment thereto effective May 1, 1998.
   +10.11 Employment Agreement between the Registrant and Kevin M. Piltz, dated as of July 20, 1998.
  **10.12 Stock Purchase Agreement dated December 11, 1995, as amended, between the Registrant and Connecticut Innovations, Incorporated relating to
          Class C Convertible Preferred Stock.
  **10.13 Form of Lease between the Registrant and 969 Associates, dated
          December 1990.
  **10.14 Sublease dated June 11, 1996 between the Registrant and Learning
          International, relating to 225 High Ridge Road, Stamford, Connecticut
 ***10.15 Lease dated January 1996 between Par 3 Development, L.L.C. and CSC
          Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.).
 ***10.16 Lease dated September 19, 1996 between Par 3 Development, L.L.C. and
          CSC Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.)
    10.17 Sublease dated November 15, 1998 between the Registrant and the
          University of Connecticut relating to 2777 Summer Street, Stamford,
          Connecticut.

   10.18  Lease dated February 25, 1999 between the Registrant and Par 3
          Development, L.L.C. relating to 2215 Fox Drive, Champaign, Illinois.
***10.19  Credit Agreement dated as of January 2, 1998 among the Registrant, the
          Subsidiary Guarantors Party thereto and Lehman Commercial Paper Inc.
***10.20  Security Agreement, dated as of January 2, 1998 among the Registrant, each of the subsidiaries of the Registrant, and Lehman Commercial
          Paper Inc.
***10.21  Guarantee Assumption Agreement, dated as of January 2, 1998 by ITDS
          Intelicom Services, Inc. in favor of Lehman Commercial Paper Inc.
   21     Subsidiaries of the Registrant.
   23     Consent of Ernst & Young LLP.
   27     Financial Data Schedule.

-----------------------

  + Management contract or compensatory plan.

  * Incorporated by reference to the Registrant's Report on Form 8-K originally filed with the Securities and Exchange Commission on January 13, 1998.

 ** Incorporated by reference to the Registrant's Registration Statement on Form
    S-1 (File No. 333-11045), as amended, originally filed with the Securities and Exchange Commission on August 29, 1996.

*** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 10, 1998.

(b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                  [Remainder of page intentionally left blank.]

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

Signature                                         Title                                          Date
/s/ Peter P. Bassermann                           President, Chief Executive
----------------------------------------------    Officer and Director (Principal
Peter P. Bassermann                               Executive Officer)                             March 29, 1999


/s/ Peter L. Masanotti                            Acting Chief Financial Officer,                March 29, 1999
----------------------------------------------    Executive Vice President,
Peter L. Masanotti                                General Counsel, Secretary and
                                                  Director (Principal Financial and
                                                  Accounting Officer)

/s/ Lewis D. Bakes                                Director                                       March 29, 1999
----------------------------------------------
Lewis D. Bakes


/s/ Stuart L. Bell                                Director                                       March 29, 1999
----------------------------------------------
Stuart L. Bell


/s/ Stephen J. Saft                               Director                                       March 29, 1999
----------------------------------------------
Stephen J. Saft


/s/ Harvey M. Krueger                             Director                                       March 30, 1999
----------------------------------------------
Harvey M. Krueger


/s/ Samuel L. Jacob                               Director                                       March 29, 1999
----------------------------------------------
Samuel L. Jacob