Form 10-Q
period 1999-03-31
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1999-05-14
CIK 867889

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       Or
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                                       ------------  -------------


                         COMMISSION FILE NUMBER 0-21519

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         06-1295986
    -------------------------------                         ------------------
   (State or other jurisdiction of                          (I.R.S. employer
    incorporation or organization)                          identification no.)

   225 High Ridge Road, Stamford, CT                              06905
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (203) 329-3300
                                                   ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at May 3, 1999
         -----                                  --------------------------
Common Stock, $.01 par value                            17,346,107


               International Telecommunication Data Systems, Inc.
                                and Subsidiaries

                                    Form 10-Q




                                      INDEX



                                                                                PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--March 31, 1999 and December 31, 1998................1

   Consolidated statements of operations--three months ended
     March 31, 1999 and 1998........................................................3

   Consolidated statements of cash flows--three months ended
     March 31, 1999 and 1998........................................................4

   Notes to consolidated financial statements.......................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results...........8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................13

Item 6.  Exhibits and Reports on Form 8-K..........................................13

         Signatures................................................................14


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


       International Telecommunication Data Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (In thousands)



                                                                                   MARCH 31,  December 31,
                                                                                     1999        1998
                                                                                  ----------  ------------
                                                                                  (UNAUDITED)  (SEE NOTE)
ASSETS
Current assets:
 Cash and cash equivalents                                                          $ 33,716   $ 40,735
 Accounts receivable, net of allowances for doubtful accounts of
  $3,314 and $2,362, respectively                                                     39,549     34,713
 Prepaid expenses, and other current assets                                            2,638      1,843
 Deferred income taxes                                                                 1,232        840
                                                                                    --------    --------
Total current assets                                                                  77,135     78,131

Property and equipment
 Computers, including leased property under capital leases of $1,150 in 1999
  and 1998                                                                            10,117      9,506
 Furniture and fixtures                                                                2,048      2,005
 Equipment, including leased property under capital leases of $54 in 1999 and 1998       619        706
 Leasehold improvements                                                                  970        970
                                                                                    --------    --------
                                                                                      13,754     13,187
 Less: accumulated depreciation and amortization                                       6,279      5,450
                                                                                    --------    --------
                                                                                       7,475      7,737
Other assets:
 Goodwill - net of accumulated amortization of $3,893 and $861, respectively          47,374     42,249
 Product development costs-at cost, net of accumulated amortization of $7,177
  and $5,810 respectively                                                             23,125     22,511
 Deferred income taxes                                                                 3,575      4,138
 Other                                                                                 2,348        390
                                                                                    --------    --------
                                                                                      76,422     69,288
                                                                                    --------    --------
Total assets                                                                        $161,032   $155,156
                                                                                    --------    --------
                                                                                    --------    --------



SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (In thousands)




                                                                                MARCH 31,   December 31,
                                                                                  1999          1998
                                                                               -----------  ------------
                                                                               (UNAUDITED)   (SEE NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $  11,396    $  10,921
 Accrued expenses and income taxes payable                                          4,190        2,919
 Accrued compensation                                                               1,697        3,026
 Customer advances and deferred revenue                                             4,625        3,862
 Current maturities of capital lease obligations                                       46           74
 Other                                                                                563          504
                                                                                ---------    ---------
Total current liabilities                                                          22,517       21,306


Capital lease obligations                                                              21           25


STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value; 40,000,000 shares authorized, 17,341,894 and
  17,313,231 shares issued and outstanding at March 31, 1999 and December 31,
  1998, respectively                                                                  173          173
 Additional paid-in capital                                                       142,103      141,662
 Retained deficit                                                                  (3,378)      (7,952)
 Unearned compensation                                                                (46)         (58)
 Accumulated other comprehensive income                                              (358)          --
                                                                                ---------    ---------
Total stockholders' equity                                                        138,494      133,825
                                                                                ---------    ---------
Total liabilities and stockholders' equity                                      $ 161,032    $ 155,156
                                                                                ---------    ---------
                                                                                ---------    ---------



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    1999        1998
                                                                  --------------------
Revenue                                                           $ 33,401    $ 26,006
Costs and expenses:
 Operating expenses                                                 12,593      10,261
 General, administrative and selling expenses                        5,883       5,025
 Depreciation and amortization                                       3,112       2,647
 Systems development and programming costs                           5,118       3,471
 Personnel and indirect acquisition costs                               --       4,186
 In-process research and development                                    --      20,800
                                                                  --------------------
                                                                    26,706      46,390
                                                                  --------------------

Operating income (loss)                                              6,695     (20,384)

Foreign currency loss                                                 (296)         --
Other income                                                           451         225
Interest expense                                                       (43)     (1,505)
                                                                  --------------------

Income (loss) before income tax expense (benefit)                    6,807     (21,664)
Income tax expense (benefit)                                         2,591      (8,159)
                                                                  --------------------
Net income (loss)                                                 $  4,216    $(13,505)
                                                                  --------------------
                                                                  --------------------

Income (loss) per common share- basic:
Net income (loss)                                                 $   0.24    $  (1.01)
                                                                  --------------------
                                                                  --------------------

Shares used in computing basic income (loss) per common share       17,331      13,406
                                                                  --------------------
                                                                  --------------------

Income (loss) per common share- diluted:
Net income (loss)                                                 $   0.24    $  (1.01)
                                                                  --------------------
                                                                  --------------------

Shares used in computing diluted income (loss) per common share     17,693      13,406
                                                                  --------------------
                                                                  --------------------



SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                     1999        1998
                                                                                   --------------------
OPERATING ACTIVITIES
Net income (loss)                                                                  $  4,216    $(13,505)
Adjustments to reconcile net income (loss) before extraordinary loss to net cash provided by operating activities:
  Write off of in-process research and development                                       --      20,800
  Depreciation and amortization                                                       3,112       2,704
  Deferred income taxes                                                                 172      (7,426)
  Amortization of unearned compensation                                                  12         116
  Change in operating assets and liabilities:
   Accounts receivable                                                               (4,836)    (14,030)
   Prepaid expenses                                                                    (796)        (72)
   Accounts payable, accrued expenses and accrued compensation                          474       3,192
   Customer & employee advances                                                         763        (651)
   Other assets and liabilities, net                                                      3           6
                                                                                   --------------------
Net cash provided (used) by operating activities                                      3,120      (8,866)

INVESTING ACTIVITIES
Capital expenditures                                                                 (2,568)     (1,531)
Purchase of Intelicom                                                                (6,000)    (77,275)
Product development costs                                                            (1,982)     (2,426)
                                                                                   --------------------
Net cash used for investing activities                                              (10,550)    (81,232)

FINANCING ACTIVITIES
Principal payment on long-term debt and capital leases                                  (30)        (92)
Proceeds from sale of common stock                                                      441         313
Financing fees paid                                                                      --      (1,370)
Proceeds from long term debt                                                             --      70,000
                                                                                   --------------------
Net cash provided by financing activities                                               411      68,851
                                                                                   --------------------

Net decrease in cash and cash equivalents                                            (7,019)    (21,247)
Cash and cash equivalents at beginning of period                                     40,735      28,967
                                                                                   --------------------
                                                                                   --------------------
Cash and cash equivalents at end of period                                         $ 33,716    $  7,720
                                                                                   --------------------
                                                                                   --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                           $     43    $  1,291
Cash paid during the period for taxes                                                    55         465


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCIAL ACTIVITIES:

In 1998, the Company issued 606,673 shares of its common stock, valued at $10 million, to CSC as partial financing of the acquisition of ITDS Intelicom Services, Inc.


SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1998.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.) ("Intelicom"). This acquisition was accounted for using the purchase method of accounting. The purchase price, after working capital adjustments of approximately $14.2 million, aggregated $83.7 million, before direct costs of approximately $1.2 million and consisted of 606,673 shares of Common Stock of the Company valued at $10 million (before registration costs of $100,000) and $73.8 million in cash. In addition, the Company made a $6 million payment in January 1999, which was contingent upon certain performance factors. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired of approximately $45.3 million is being amortized over 15 years. The additional $6 million payment is being amortized over the remaining life of the original goodwill, 14 years. In connection with the acquisition the Company received current assets of $5.9 million, product development costs of $16.6 million, and other non-current assets of $3 million and assumed accrued liabilities of $7.9 million. In addition, purchased research and development costs of $20.8 million, and personnel and indirect acquisition costs of $4.2 million, (principally hiring and temporary staff of $1.3 million, special bonuses paid to company's employees and management of $2.3 million and systems and other costs of $600,000) associated with the Intelicom acquisition have been expensed in 1998. The operations of Intelicom are included with the Company's financial statements since the date of acquisition.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  STRATEGIC BUSINESS ALLIANCE

On February 9, 1999, the Company announced it has formed a strategic business alliance with Novazen, Inc. to include Novazen's Internet - based billing and customer care software in ITDS' proprietary suite of products and services. In addition to other distribution rights, the alliance gives ITDS the exclusive right to provide its clients with Novazen's advanced Internet - based billing and customer communication software. This software will function with all of ITDS' proprietary service bureau products and services, which already offer wireless service providers with customer acquisition, billing, customer care and process control.

As part of the transaction, a $2 million payment for certain software rights, including all enhancement and modification to the software is being amortized over a five year period.

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

4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE "SFAS 128", which revises the methodology of calculating earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997. In accordance with SFAS 128, all common stock equivalents that have a dilutive effect on earnings per share are included in the calculation for dilutive income per share.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                             Three Months Ended
                                                  March 31
                                            ---------------------
                                               1999       1998
                                             --------  ---------
                                           In thousands, except per
                                                 share data
Basic:
Net income (loss)                            $ 4,216   $(13,505)
                                             -------   ---------
Average shares outstanding                    17,331     13,406
                                             -------   ---------
Basic EPS                                    $   .24   $  (1.01)
                                             -------   ---------
Diluted:
Net income (loss)                            $ 4,216   $(13,505)
                                             -------   ---------
                                             -------   ---------
Average shares outstanding                    17,331     13,406

Net effect of dilutive stock  options-based
on the treasury stock method                     362         --
                                             -------   ---------
Totals                                        17,693     13,406
                                             -------   ---------
Dilutive EPS                                 $   .24   $  (1.01)
                                             -------   ---------
                                             -------   ---------


       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

5.  COMPREHENSIVE INCOME

Other comprehensive income (loss) for the three months ended March 31, 1999 and 1998 is comprised of the following (in thousands):


                                       THREE MONTHS ENDED
                                            MARCH 31
                                        1999       1998
                                       ------------------
Net income (loss) as reported          $4,216   $(13,505)
Foreign currency loss (net of tax)        183         --
                                       ------------------
Other comprehensive income (loss)      $4,399   $(13,505)
                                       ------------------
                                       ------------------


6.  OFFICER, DIRECTOR AND EMPLOYEE LOANS

As of March 31, 1999, prepaid expenses and other current assets and other long-term assets include approximately $400,000 of loans and advances to certain officers, directors and employees of the Company.

7.  LEGAL PROCEEDINGS

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The Company intends to vigorously defend itself in the action and has filed a response to the claim and asserted a counterclaim against Mr. Greene. The parties are currently in the discovery phase of the litigation. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities ("CCHRO") and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998. Mr. Greene has stated his intention to withdraw his claim before the CCHRO and to add it to his state court action.

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

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results

OVERVIEW

The Company is a leading provider of comprehensive transactional billing and management information solutions to providers of wireless and satellite telecommunications services. The Company uses its proprietary software technology to develop billing and customer care solutions, which address customer requirements as they evolve, regardless of the market segment, geographic area or mix of network features and billing options. Typically, the Company provides its services under contracts with terms ranging from two to five years, and bills customers monthly, on a per-subscriber or fixed fee basis. As a result, a substantial portion of the Company's revenue is recurring in nature, and increases as a provider's subscriber base grows. The remaining revenues are largely comprised of the development of new software, the enhancement of existing installed systems and the provision of related customer maintenance and training which is largely billed on time and material basis.

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

On January 2, 1998, the Company acquired a subsidiary of Computer Sciences Corporation ("CSC"), a provider of billing and customer care software, by acquiring all of the outstanding Capital Stock of CSC Intelicom Inc. (now known as ITDS Intelicom Services, Inc.) ("Intelicom"). This acquisition was accounted for using the purchase method of accounting. The purchase price, after working capital adjustments of approximately $14.2 million, aggregated $83.7 million, before direct costs of approximately $1.2 million and consisted of 606,673 shares of Common Stock of the Company valued at $10 million (before registration costs of $100,000) and $73.8 million in cash. In addition, the Company made a $6 million payment in January 1999, which was contingent upon certain performance factors. The assets acquired and liabilities assumed were recorded at their estimated fair value on the date of acquisition and the purchase price in excess of the fair market value of the assets acquired of approximately $45.3 million is being amortized over 15 years. The additional $6 million payment is being amortized over the remaining life of the original goodwill, 14 years. In connection with the acquisition the Company received current assets of $5.9 million, product development costs of $16.6 million, and other non-current assets of $3 million and assumed accrued liabilities of $7.9 million. In addition, purchased research and development costs of $20.8 million, and personnel and indirect acquisition costs of $4.2 million, (principally hiring and temporary staff of $1.3 million, special bonuses paid to company's employees and management of $2.3 million and systems and other costs of $600,000) associated with the Intelicom acquisition have been expensed in 1998. The operations of Intelicom are included with the Company's financial statements since the date of acquisition.

On February 9, 1999 the Company announced that it has formed a strategic business alliance with Novazen, Inc. to include Novazen's Internet-based billing and customer care software in ITDS' proprietary suite of products and services. In addition to other distribution rights, the alliance gives ITDS the exclusive right to provide its clients with Novazen's advanced Internet-based billing and customer communication software. This software will function with all of ITDS' proprietary service bureau products and services, which already offer wireless service providers with customer acquisition, billing, customer care and process control. As part of the transaction, a $2 million payment for certain software rights, including all enhancement and modification to the software is being amortized over a five year period.

RESULTS OF OPERATIONS

REVENUE
         The Company reported that revenue for the quarter ended March 31, 1999 increased 28.4% from $26.0 million in 1998 to a record $33.4 million in 1999. This increase is due primarily to the growth of recurring revenue from existing customers. The subscriber base of our customers grew by approximately 2.9 million subscribers from 5.2 million in the first quarter 1998 to 8.1 million at March 31, 1999.

OPERATING EXPENSES
         Operating expenses increased 22.7% from $10.3 million in 1998 to $12.6 million in 1999. This is primarily due to an increase in the fixed cost structure relating to additional mainframe capacity.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
         General, administrative and selling expenses increased 17.1% from $5.0 million in 1998 to $5.9 million in 1999 primarily due to increases in salaries and employee related expenses resulting from staff increases. As a percentage of revenue, general, administrative and selling expenses decreased from 19.3% for the quarter ended 1998 to 17.6% for the comparable period in 1999. While revenues increased approximately $7.4 million during the first quarter of 1999 compared to the three months ended March 31, 1998, general, administrative and selling expense increased at a lower percentage.

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense increased 17.6% from $2.6 million in 1998 to $3.1 million in 1999 primarily because of the additional cash payment of $6 million in connection with the acquisition of Intelicom and the purchase of Novazen software for $2 million.

SYSTEMS DEVELOPMENT AND PROGRAMMING COSTS
         Systems development and programming costs increased 47.5% from $3.5 million in 1998 to $5.1 million. As a percentage of revenue, system development and programming costs increased from 13.3% for the period ended 1998 to 15.3% for the comparable period in 1999. This increase was due to headcount increases in both employees and consultants because of increased programming support required for the increase in our customers' growth and additional expenses incurred as a result of further development of new products.

OTHER INCOME
         Other income increased 100.4% from $225,000 in 1998 to $451,000 in 1999, mainly due to an increase in investment income caused by a higher level of cash and cash equivalents in 1999 as compared to 1998.

INTEREST EXPENSE
         Interest expense decreased 97.1% from $1.5 million in 1998 to $43,000 in 1999 primarily as a result of the $70 million term loan obtained in connection with the acquisition of Intelicom, which was retired on June 8, 1998.

INCOME TAX EXPENSE
         Income tax increased from a tax benefit of $8.2 million in 1998 to a tax expense of $2.6 million in 1999. For the three months ended March 31, 1999, the Company's effective tax rate was 38.1% as compared to 37.7% in the first quarter of 1998. The increase in rate was primarily due to nonrecurring costs associated with the acquisition of Intelicom in the first quarter of 1998.

EARNINGS PER SHARE
         Net earnings for the first quarter of 1999 were $4.2 million, or $.24 per diluted share, compared to a net loss of $13.5 million, or $1.01 per diluted share, in the first quarter of 1998. The diluted weighted average number of common shares outstanding for the first quarters of 1999 and 1998 were 17.7 million and 13.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of March 31, 1999, the Company had $33.7 million in cash and cash equivalents, $39.5 million in net trade accounts receivable and $54.6 million in working capital.

For the three months ended March 31, 1999, cash and cash equivalents decreased by $7.0 million. This decrease is primarily a result of the purchase of rights to Novazen software for $2 million, the cash payment of $6 million in connection with the acquisition of Intelicom as a result of certain performance criteria being met and additional product development costs of $2 million, offset partially by the $3.1 million generated from operations.

The Company has a $30 million unused line of credit available to fund future operations. The credit agreement provides for a $30 million line of credit which contains normal covenants including meeting certain financial ratios. This agreement requires the Company to pay interest at LIBOR plus up to two and one quarter percent and expires on December 31, 2002.

For the three months ended March 31, 1999, the Company generated $3.1 million in cash from operating activities and $.4 million from financing activities, including the sale of common stock through the exercise of stock options and the issuance of stock through the employee stock purchase plan. Investing activities used approximately $10.6 in funds by spending $2 million for the Novazen software license, $600,000 for capital expenditures, $6 million in connection with the Intelicom purchase and applying $2 million to product development costs.

For the period ended March 31, 1998, the Company used cash of $8.9 million from operating activities principally due to the increase of accounts receivable. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash provided by operations would have been $5.1 million and cash used for investing activities would have been $95.2 million for the period ended March 31, 1998.

On March 24, 1999, the Board of Directors approved a stock buy-back program of up to $10 million. The purchased shares will be used for the Company's stock incentive plans, employee stock purchase plan and other corporate purposes. No shares were repurchased as of March 31, 1999.

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

YEAR 2000 DISCLOSURE

The Company has established a Year 2000 task Force (the "Task Force) which includes employees with various functional and divisional responsibilities, material third parties and outside consultants. The task Force has identified five phases in becoming Year 2000 ready:

    (I) awareness-locating, listing and prioritizing specific technology that is potentially subject to Year 2000 related challenges;

    (II) assessment-determining the level of risk that exists through inquiry, research and testing;

    (III) renovation-updating code to resolve Year 2000 related issues that were identified in previous phases by repair in a testing environment.

    (IV) validation-testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and

    (V) implementation-installation, integration and application of Year 2000 ready resolutions by replacement, upgrade, or repair of Information Technology systems, including those of material third parties

The Company is performing its Year 2000 analysis on both the front-end of its systems, which are located at its customers' sites, and the back-end of its systems, which are located at the Company. As of May 1, 1999, the awareness, assessment and renovation phases of all of the Company's systems were completed in their entirety. With respect to the front-end portion of the systems, the Year 2000 Task Force is currently in the validation and implementation phases. The Company expects to be completed with all five of its phases of the front-end of the systems by mid 1999. At that point, upgrades and replacements will have been ready provided to the Company's customers. However, there can be no assurance that customers will accept and install the upgrades and replacements in a timely manner. With respect to the back-end portion of the Company's systems, the Year 2000 Task Force is currently in the validation phase. The Company expects to be completed with the validation and implementation of the back-end systems by mid 1999. If validation and implementation of the Company's critical systems fail to meet the Company's expectations, or identify a risk of non-compliance with a particular functionality, the Company will perform the renovation phase to identify alternative solutions. As of May 1, 1999, approximately 90% of all validation activities and 65% of all implementation activities were complete.

The contingency plan is scheduled to be completed during the third quarter of 1999. The Company will perform testing on all subsequent upgrades of software upgrades of software deemed Year 2000 compliant to ensure continued readiness.

In addition to internally generated systems, the Company relies on third parties for its infrastructure, operating systems, human resources, financial, and supporting billing and customer care software, some of which are not yet Year 2000 ready. The Company is in the process of obtaining assurances from third parties that their systems are or will by Year 2000 ready in a timely manner.

While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions by the previous stated time frame, there can be no certainty that implementation of solutions will be made in a timely manner until the validation phase has been completed. The inability to address all issues in a timely and successful manner, could have a material adverse effect on the Company's business and results of operations. The failure of third parties to provide Year 2000 compliant software products could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, failure to accurately report and bill existing subscribers for phone usage, accept new orders, activate new subscribers, and the ability to perform other customer care tasks.

Based on information developed to date as a result of the Task Force assessment efforts, management believes that the costs of becoming Year 2000 ready will be approximately $4.0 million. Through March 31, 1999, the Company has incurred $3.2 million toward this development effort. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

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

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Certain Factors That May Affect Future Results" in the Company's Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 1999, the Company does not have any derivatives, debt or hedges outstanding. In addition, because the Company's foreign operations are minimal, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The Company intends to vigorously defend itself in the action and has filed a response to the claim and asserted a counterclaim against Mr. Greene. The parties are currently in the discovery phase of the litigation. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities ("CCHRO") and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998. Mr. Greene has stated his intention to withdraw his claim before the CCHRO and to add it to his state court action.

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

(b)      Reports on Form 8-K
              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         International Telecommunication
                               Data Systems, Inc.
                   ------------------------------------------
                                  (Registrant)


                 By         Mr. Peter L. Masanotti
                   ------------------------------------------
                   (Acting Chief Financial Officer and Duly
                              Authorized Officer)


                 Date           May 14, 1999
                     ----------------------------------------

EXHIBITS

The exhibits filed as part of this report on Form 10-Q are as follows:



EXHIBIT
NUMBER                                  DESCRIPTION
----------------------------------------------------------------------------
    *2      Stock Purchase Agreement, dated as of December 29, 1997 by and among the Registrant, CSC Intelicom, Inc. and CSC Domestic
            Enterprises, Inc.
   **3.1    Certificate of Incorporation of the Registrant, as amended.
   **3.2    By-Laws of the Registrant.
 **+10.1    Form of 1996 Equity Incentive Plan.
 **+10.2    1996 Employee Stock Purchase Plan.
***+10.3    1997 Stock Incentive Plan, as amended.
   +10.5    1999 Stock Incentive Plan.
***+10.6    Employment Agreement between the Registrant and Peter P. Bassermann, dated as of September 3, 1997, and amendment thereto, dated as of
            January 1, 1998.
***+10.7    Employment Agreement between the Registrant and Lewis D. Bakes, dated as of January 1, 1998.
***+10.8    Employment Agreement between the Registrant and Peter L. Masanotti, dated as of January 1, 1998.
***+10.9    Employment Agreement between the Registrant and Paul K. Kothari, dated as of December 29, 1997.
   +10.10   Employment Agreement between the Registrant and Susan Yezzi, dated as of December 23, 1997, and amendment thereto effective May 1,
            1998.
   +10.11   Employment Agreement between the Registrant and Kevin M. Piltz, dated as of July 20, 1998.
  **10.12   Stock Purchase Agreement dated December 11, 1995, as amended, between the Registrant and Connecticut Innovations, Incorporated
            relating to Class C Convertible Preferred Stock.
  **10.13   Form of Lease between the Registrant and 969 Associates, dated
            December 1990.
  **10.14   Sublease dated June 11, 1996 between the Registrant and Learning
            International, relating to 225 High Ridge Road, Stamford,
            Connecticut.
 ***10.15   Lease dated January 1996 between Par 3 Development, L.L.C. and CSC
            Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.).
 ***10.16   Lease dated September 19, 1996 between Par 3 Development, L.L.C.
            and CSC Intelicom, Inc. (now known as ITDS Intelicom Services, Inc.)
****10.17   Sublease dated November 15, 1998 between the Registrant and the
            University of Connecticut relating to 2777 Summer Street, Stamford,
            Connecticut.
****10.18   Lease dated February 25, 1999 between the Registrant and Par 3
            Development, L.L.C. relating to 2215 Fox Drive, Champaign,
            Illinois.
 ***10.19   Credit Agreement dated as of January 2, 1998 among the
            Registrant, the Subsidiary Guarantors Party thereto and Lehman
            Commercial Paper Inc.
 ***10.20   Security Agreement, dated as of January 2, 1998 among the
            Registrant, each of the subsidiaries of the Registrant, and
            Lehman Commercial Paper Inc.
 ***10.21   Guarantee Assumption Agreement, dated as of January 2, 1998 by ITDS
            Intelicom Services, Inc. in favor of Lehman Commercial Paper Inc.
    10.22   Software License Agreement dated February 9, 1999 between the
            Registrant and Novazen, Inc.
    27      Financial Data Schedule.


------------------
    +  Management contract or compensatory plan.

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

 **** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999.