Form 10-Q
period 1999-06-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1999-08-12
CIK 867889

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     Or
[  ]     Transition report pursuant to section 13 or 15(d) of
         the Securities Exchange Act of 1934

         for the transition period from __________ to ___________



                    COMMISSION FILE NUMBER 0-21519
                                           -------
          INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                             Delaware                                             06-1295986
---------------------------------------------------------------    ----------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. employer identification no.)

                    225 High Ridge Road, Stamford, CT                                 06905
---------------------------------------------------------------    ----------------------------------------------
                 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (203) 329-3300
                                                   --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                               Outstanding at August 4, 1999
------------------------------------------   -----------------------------------------

Common Stock, $.01 par value                                17,457,996

                International Telecommunication Data Systems, Inc.
                                  and Subsidiaries

                                     Form 10-Q




                                       INDEX

PART I. FINANCIAL INFORMATION                                                                                     PAGE NO.
Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--June 30, 1999 and December 31, 1998                                                   1

   Consolidated statements of operations--three months and six months ended
     June 30, 1999 and 1998                                                                                           3

   Consolidated statements of cash flows--six months ended
     June 30, 1999 and 1998                                                                                           4

   Notes to consolidated financial statements                                                                         5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results                                             8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                   12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                                                         13

Item 6.  Exhibits and Reports on Form 8-K                                                                            13

         Signatures                                                                                                  14

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


            International Telecommunication Data Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheets
                        (In thousands, except per share amounts)


                                                                                            JUNE 30,        December 31,
                                                                                              1999              1998
                                                                                        ------------------------------------
                                                                                          (UNAUDITED)        (SEE NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $ 39,617          $ 40,735
   Accounts receivable, net of allowances for doubtful accounts of $2,133 and
     $2,362, respectively                                                                      36,034            34,713
   Prepaid expenses and other current assets                                                    4,611             1,843
   Deferred income taxes                                                                          884               840
                                                                                        ------------------------------------
Total current assets                                                                           81,146            78,131

Property and equipment
   Computers, including leased property under capital leases of $1,150 in 1999
     and 1998                                                                                  11,011             9,506
   Furniture and fixtures                                                                       2,423             2,005
   Equipment, including leased property under capital leases of $54 in 1999 and
     1998                                                                                         618               706
   Leasehold improvements                                                                       1,750               970
                                                                                        ------------------------------------
                                                                                               15,802            13,187
   Less: accumulated depreciation and amortization                                              7,108             5,450
                                                                                        ------------------------------------
                                                                                                8,694             7,737
Other assets:
   Goodwill - net of accumulated amortization of $4,741 and $3,010, respectively               46,526            42,249
   Product development costs-at cost, net of accumulated amortization of $8,747
     and $5,810 respectively                                                                   23,120            22,511
   Deferred income taxes                                                                        2,779             4,138
   Other                                                                                        2,276               390
                                                                                        ------------------------------------
                                                                                               74,701            69,288
                                                                                        ------------------------------------
Total assets                                                                                 $164,541          $155,156
                                                                                        ------------------------------------
                                                                                        ------------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

           International Telecommunication Data Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheets
                        (In thousands, except per share amounts)




                                                                                            JUNE 30,        December 31,
                                                                                              1999              1998
                                                                                        ------------------------------------
                                                                                          (UNAUDITED)        (SEE NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                           $ 11,164         $ 10,921
   Accrued expenses and income taxes payable                                                     3,289            2,919
   Accrued compensation                                                                          2,469            3,026
      Customer advances and deferred revenue                                                     5,171            3,862
   Current maturities of capital lease obligations                                                  20               74
   Other                                                                                           298              504
                                                                                        ------------------------------------
Total current liabilities                                                                       22,411           21,306



Capital lease obligations                                                                           21               25



STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; 40,000,000 shares authorized, 17,378,995 and
     17,313,231 shares issued and outstanding at June 30, 1999 and December 31,
     1998, respectively                                                                            174              173
   Treasury stock, 91,500 shares at June 30, 1999, at cost                                      (1,180)               -
   Additional paid-in capital                                                                  142,386          141,662
   Retained earnings (deficit)                                                                     762           (7,952)
   Unearned compensation                                                                           (33)             (58)
                                                                                        ------------------------------------
Total stockholders' equity                                                                     142,109          133,825
                                                                                        ------------------------------------
Total liabilities and stockholders' equity                                                   $ 164,541         $155,156
                                                                                        ------------------------------------
                                                                                        ------------------------------------



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            International Telecommunication Data Systems, Inc. and Subsidiaries

                          Consolidated Statements of Operations
                        (In thousands, except per share amounts)
                                      (Unaudited)


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                  1999              1998              1999             1998
                                                            ----------------------------------------------------------------------
Revenue                                                        $    35,222        $   27,360      $    68,623        $    53,366
Costs and expenses:
   Operating expenses                                               13,507            10,521           26,100             20,782
   General, administrative and selling expenses                      5,540             4,936           11,423              9,961
   Depreciation and amortization                                     3,331             2,461            6,443              5,108
   Systems development and programming costs                         5,770             3,847           10,888              7,318
   Personnel and indirect acquisition costs                              -               527                -              4,713
   In-process research and development                                   -                 -                -             20,800
                                                            ----------------------------------------------------------------------
                                                                    28,148            22,292           54,854             68,682

                                                            ----------------------------------------------------------------------
Operating income (loss)                                              7,074             5,068           13,769            (15,316)

Foreign currency loss                                                   (4)                -             (300)                 -
Other income                                                           462               204              913                429
Interest expense                                                       (10)           (1,144)             (53)            (2,649)
                                                            ----------------------------------------------------------------------

Income (loss) before income tax expense (benefit) and                7,522             4,128           14,329            (17,536)
   extraordinary item
Income tax expense (benefit)                                         3,024             1,695            5,615             (6,464)
                                                            ----------------------------------------------------------------------
Income (loss) before extraordinary item                              4,498             2,433            8,714            (11,072)

Extraordinary loss (net of $562 tax benefit)                             -               826                -                826
                                                            ----------------------------------------------------------------------
Net Income (loss)                                              $     4,498       $     1,607       $    8,714        $   (11,898)
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

Income (loss) per common share - basic:
Income (loss) before extraordinary item                      $        0.26      $       0.17      $      0.50       $      (0.80)
Extraordinary loss                                                       -             (0.06)               -              (0.06)
                                                            ----------------------------------------------------------------------
Net Income (loss)                                            $        0.26      $       0.11      $      0.50       $      (0.86)
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

Shares used in computing basic income (loss) per                    17,299            14,414           17,315             13,913
 common share

Income (loss) per common share - diluted:
Income (loss) before extraordinary item                      $        0.26        $     0.16      $      0.49       $      (0.80)
Extraordinary loss                                                       -             (0.05)               -              (0.06)
                                                            ----------------------------------------------------------------------
Net Income (loss)                                            $        0.26        $     0.11      $      0.49       $      (0.86)
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

Shares used in computing diluted income (loss) per                  17,631            15,282           17,683             13,913
 common share


SEE NOTES TO FINANCIAL STATEMENTS.

            International Telecommunication Data Systems, Inc. and Subsidiaries

                          Consolidated Statements of Cash Flows
                                    (In thousands)
                                      (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               1999              1998
                                                                                         -----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                            $   8,714        $  (11,898)
Adjustments to reconcile net income (loss) before extraordinary loss to net cash provided (used) by operating activities:
    Write off of in-process research and development                                                 -            20,800
    Depreciation and amortization                                                                6,443             5,208
    Deferred income taxes                                                                        1,315            (7,446)
    Amortization of unearned compensation                                                           25               138
    Change in operating assets and liabilities:
      Accounts receivable                                                                       (1,321)          (15,141)
      Prepaid expenses                                                                          (2,753)              147
      Customer advances and deferred revenue                                                     1,309                95
      Accounts payable, accrued expenses and accrued compensation                                 (148)            5,428
      Other assets and liabilities, net                                                            191             1,543
                                                                                         -----------------------------------
Net cash provided (used) by operating activities                                                13,775            (1,126)

INVESTING ACTIVITIES
Capital expenditures                                                                            (2,615)           (1,758)
Investment in software/business alliance                                                        (2,036)                -
Purchase of Intelicom                                                                           (6,000)          (73,832)
Product development costs                                                                       (3,727)           (3,693)
                                                                                         -----------------------------------
Net cash used for investing activities                                                         (14,378)          (79,283)

FINANCING ACTIVITIES
Principal payment of long-term debt                                                                (59)          (70,118)
Proceeds from long term debt                                                                         -            70,000
Treasury stock                                                                                  (1,180)                -
Proceeds from sale of common stock                                                                 724            84,510
Financing fee related to acquisition                                                                 -            (1,483)
                                                                                         -----------------------------------
Net cash (used for) provided by financing activities                                              (515)           82,909
                                                                                         -----------------------------------

Net (decrease) increase in cash and cash equivalents                                            (1,118)            2,500
Cash and cash equivalents at beginning of period                                                40,735            28,967
                                                                                         -----------------------------------
Cash and cash equivalents at end of period                                                    $ 39,617          $ 31,467
                                                                                         -----------------------------------
                                                                                         -----------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                      $     53          $  2,554
Cash paid during the period for taxes                                                         $  3,240          $    695

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

SEE NOTES TO FINANCIAL STATEMENTS.

          International Telecommunication Data Systems, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements

                                     (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1998.

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

COMPREHENSIVE INCOME

For the three and six months ended June 30, 1999 and 1998, the Company had no other comprehensive income.

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

As part of the transaction, a payment of $2 million was made principally to secure certain software rights. An ownership interest in Novazen was also received. The software rights, including all enhancement and modification to the software, are being amortized over a four year period. The Company's ownership interest in Novazen is being accounted for under the cost method.

3. INCOME TAX
Income tax provisions for interim periods, other than unusual items, are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases, projected state tax rates and financial reporting bases of assets and liabilities.

The differences between the effective tax rate and the federal statutory rate is primarily a result of state income taxes and in 1998 the tax benefit anticipated from the nonrecurring costs associated with the Intelicom acquisition.

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

                                                         Three Months Ended                    Six Months Ended
                                                               June 30                              June 30
                                                 ------------------------------------ ------------------------------------
                                                       1999               1998               1999              1998
                                                 ------------------ ----------------- ------------------- ----------------
                                                 In thousands, except per share data  In thousands, except per share data
BASIC:
Net income (loss)                                     $ 4,498            $ 1,607            $ 8,714           $ (11,898)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------
Average shares outstanding                             17,299             14,414             17,315              13,913
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------

Income (loss) before extraordinary item               $  0.26             $ 0.17             $ 0.50           $   (0.80)
Extraordinary loss                                          -              (0.06)                 -               (0.06)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------
Net Income (loss)                                     $  0.26             $ 0.11             $ 0.50           $   (0.86)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------

DILUTED:
Net income (loss)                                     $ 4,498            $ 1,607            $ 8,714           $ (11,898)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------

Average shares outstanding                             17,299             14,414             17,315              13,913
Net effect of dilutive stock  options-based  on           332                868                368                   -
the treasury stock method
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------
Totals                                                 17,631             15,282             17,683              13,913
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------
Income (loss) before extraordinary item               $  0.26             $ 0.16             $ 0.49             $ (0.80)
Extraordinary loss                                          -              (0.05)                 -               (0.06)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------
Net Income (loss)                                     $  0.26             $ 0.11             $ 0.49             $ (0.86)
                                                 ------------------ ----------------- ------------------- ----------------
                                                 ------------------ ----------------- ------------------- ----------------

         International Telecommunication Data Systems, Inc. and Subsidiaries

                     Notes to Consolidated Financial Statements

                                   (Unaudited)


5. OFFICER, DIRECTOR AND EMPLOYEE LOANS

As of June 30, 1999, prepaid expenses and other current assets and other long-term assets include approximately $491,000 of loans and advances to certain officers, directors and employees of the Company.

6. LEGAL PROCEEDINGS

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Mr. Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998. On August 2, 1999 the parties executed a settlement agreement which included the mutual release of any and all outstanding claims/obligations. The effect of the settlement was not material to the financial position or results of operations of the Company.

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

On February 9, 1999 the Company announced that it has formed a strategic business alliance with Novazen, Inc. to include Novazen's Internet-based billing and customer care software in ITDS' proprietary suite of products and services. In addition to other distribution rights, the alliance gives ITDS the exclusive right to provide its clients with Novazen's advanced Internet-based billing and customer communication software. This software will function with all of ITDS' proprietary service bureau products and services, which already offer wireless service providers with customer acquisition, billing, customer care and process control. As part of the transaction, a payment of $2 million was made principally to secure certain software rights. An ownership interest in Novazen was also received.

RESULTS OF OPERATIONS

REVENUE
         The Company reported that revenue for the quarter ended June 30, 1999 increased 28.7% from $27.4 million in 1998 to a record $35.2 million in 1999. For the six month period, revenue increased 28.6% from $53.4 million in 1998 to $68.6 million in 1999. This increase is due primarily to the growth of recurring revenue from existing customers. The subscriber base of our customers increased by approximately 2.8 million subscribers from 5.9 million in the second quarter 1998 to 8.7 million at June 30, 1999.

OPERATING EXPENSES
         Operating expenses for the three months ended June 30, 1999 increased 28.4% from $10.5 million in 1998 to $13.5 million in 1999. For the six month period, operating expenses increased 25.6% from $20.8 million in 1998 to $26.1 million in 1999. These increases are primarily due to an increase in the fixed cost structure relating to additional mainframe capacity.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
         General, administrative and selling expenses for the three months ended June 30, 1999 increased 12.2% from $4.9 million in 1998 to $5.5 million in 1999. As a percentage of revenue, general, administrative and selling expenses decreased from 18.0% for the three months ended June 30, 1998 to 15.7% for the comparable period in 1999. While revenues increased approximately $7.9 million during the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998, general, administrative and selling expense increased at a lower percentage. These increases are primarily due to increases in salaries and employee related expenses resulting from staff increases.

         General, administrative and selling expenses for the six months ended June 30, 1999 increased 14.7% from $10 million in 1998 to $11.4 million in 1999. As a percentage of revenue, general, administrative and selling expenses decreased from 18.7% for the six months ended June 30, 1998 to 16.6% for the comparable period in 1999. While revenues increased approximately $15.3 million during the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998, general, administrative and selling expense increased at a lower percentage. These increases are primarily due to increases in salaries and employee related expenses resulting from staff increases.

DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense for the three months ended June 30, 1999 increased 35.4% from $2.5 million in 1998 to $3.3 million in 1999. For the six month period, depreciation and amortization increased 26.1% from $5.1 million in 1998 to $6.4 million in 1999. These increases are primarily because of the amortization of the additional cash payment of $6 million in connection with the acquisition of Intelicom and the purchase of Novazen software license.

SYSTEMS DEVELOPMENT AND PROGRAMMING COSTS
         Systems development and programming costs for the three months ended June 30, 1999 increased 50.0% from $3.8 million in 1998 to $5.8 million in 1999. For the six month period, systems development and programming costs increased 48.8% from $7.3 million in 1998 to $10.9 million in 1999. As a percentage of revenue, system development and programming costs increased from 14.1% for the three month period ended 1998 to 16.4% for the comparable period in 1999 and for the six month period, system development and programming costs increased from 13.7% in 1998 to 15.9% for the comparable period in 1999. These increases are due to headcount increases in both employees and consultants due to increased programming support required for the increase in our customers' growth and additional expenses incurred as a result of further development of new products.

OTHER INCOME

         Other income for the three months ended June 30, 1999 increased 126.5% from $204,000 in 1998 to $462,000 in 1999. For the six month period, other income increased 112.8% from $429,000 in 1998 to $913,000 in 1999. The increase is mainly due to an increase in investment income caused by a higher level of cash and cash equivalents in 1999 as compared to 1998. The higher levels of cash were the result of the June 3, 1998 follow-on offering.

INTEREST EXPENSE
         Interest expense for the three months ended June 30, 1999 decreased 99.1% from $1.1 million in 1998 to $10,000 in 1998. For the six month period, interest income decreased 98% from $2.6 million in 1998 to $53,000 in 1999. The decrease is primarily a result of the $70 million term loan, which was retired on June 8, 1998.

INCOME TAX EXPENSE
         Income tax expense for the six months ended June 30, 1999 increased from a tax benefit of $6.5 million in 1998 to a tax expense of $5.6 million in 1999. The Company's effective tax rate increased to a charge of 39.2% from a benefit of 36.9% in 1998 primarily due to the tax benefit anticipated from nonrecurring costs associated with the acquisition of Intelicom in the six month period ended June 30, 1998.

EARNINGS PER SHARE
         Net earnings for the second quarter of 1999 were $4.5 million, or $.26 per diluted share, compared to income before nonrecurring personnel and indirect costs and extraordinary item for the second quarter of 1998 of $2.7 million, or $.18 per diluted share. For the three month period ended June 1998 special charges were $.5 million ($.3 million after tax) in personnel and indirect acquisition costs associated with the Intelicom Acquisition. The diluted weighed average number of shares outstanding for the three month period ended in 1999 and 1998 were 17.6 million and 15.3 million, respectively. Net earnings for the six months ended June 30, 1999 were $8.7 million, or $.49 per diluted share. For the six months ended June 30, 1998 special charges were $25.5 million ($15.8 million after tax) in nonrecurring, in-process R&D and indirect acquisition costs associated with the Intelicom Acquisition. Earnings for the six months ended June 30, 1998 before non-recurring and extraordinary items were $4.75 million or $.32 per pro forma diluted share. The diluted weighted average number of common shares outstanding for the six month period ended in 1999 and 1998 were 17.7 million and 13.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of June 30, 1999, the Company had $39.6 million in cash and cash equivalents, $36.0 million in net trade accounts receivable and $58.7 million in working capital.

For the six months ended June 30, 1999, the Company generated $13.8 million in cash from operating activities and had net uses of cash of $.5 million from financing activities primarily from the purchase of treasury stock offset to some extent by cash generated from the sale of common stock through the exercise of stock options. Investing activities used approximately $14.4 in funds by spending $2 million for the investment in Novazen and the related software license, $2.6 million for capital expenditures, $6 million in connection with the Intelicom purchase and applying $3.7 million to product development costs.

For the period ended June 30, 1998, the Company used cash of $1.1 million from operating activities principally due to the increase of accounts receivable. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash provided by operations would have been $12.9 million and cash used for investing activities would have been $93.3 million for the period ended June 30, 1998.

The Company has a $30 million unused line of credit available to fund future operations. The credit agreement contains normal covenants including meeting certain financial ratios. This agreement requires the Company to pay interest at LIBOR plus up to two and one quarter percent and expires on December 31, 2002.

On March 24, 1999, the Board of Directors approved a stock buy-back program of up to $10 million. The purchased shares will be used for the Company's stock incentive plans, employee stock purchase plan and other corporate purposes. As of August 4, 1999 the Company had repurchased 169,000 shares of its common stock.

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

YEAR 2000 DISCLOSURE

The Company has established a Year 2000 task force (the "Task Force") which includes employees with various functional and divisional responsibilities, material third parties and outside consultants. The Task Force has identified five phases in becoming Year 2000 ready:

    (I) Awareness - locating, listing and prioritizing specific technology that is potentially subject to Year 2000 related challenges;
    (II) Assessment - determining the level of risk that exists through inquiry, research and testing;
    (III) Renovation - updating code to resolve Year 2000 related issues that were identified in previous phases by repair in a testing environment.
    (IV) Validation - testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and
    (V) Implementation - installation, integration and application of Year 2000 ready resolutions by replacement, upgrade, or repair of Information Technology systems, including those of material third parties

The Company is performing its Year 2000 analysis on both the front-end of its systems, which are located at its customers' sites, and the back-end of its systems, which are located at the Company's facilities. As of August 1, 1999, the awareness, assessment and renovation phases of all of the Company's systems were completed in their entirety. With respect to the front-end portion of the systems, the Year 2000 Task Force expects to be completed with all five phases of Year 2000 readiness by August 31, 1999. Upgrades and replacements will have been ready provided to all the Company's customers. However, there can be no assurance that customers will accept and install the upgrades and replacements in a timely manner. With respect to the back-end portion of the Company's systems, the Company expects to be completed with all five phases of Year 2000 readiness by August 31, 1999. As of August 1, 1999, approximately 95% of all validation and implementation activities were complete.

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

Based on information developed to date as a result of the Task Force assessment efforts, management believes that the costs of becoming Year 2000 ready will be approximately $4.3 million. Through June 30, 1999, the Company has incurred $3.5 million toward this development effort. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

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

The Company's quarterly operating results may fluctuate from quarter to quarter depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff and consultants, new product development and other expenses, introduction of new products by competitors, pricing pressures, contract renewals/terminations, the evolving and unpredictable nature of the markets in which the Company's products and services are sold, the need to use independent consultants to supplement the Company's staff to meet customers' deadlines and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 1999, the Company does not have any derivatives, debt or hedges outstanding. In addition, because the Company's foreign operations are minimal, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On April 2, 1998, the Company was served with a complaint in Connecticut Superior Court alleging that the Company had breached the terms of its employment contract with Alan K. Greene, the Company's former Chief Financial Officer, and breached other obligations to Mr. Greene. The parties are currently in the discovery phase of the litigation. In addition, on September 11, 1998, Mr. Greene filed an age discrimination suit against the Company in the Connecticut Commission on Human Rights and Opportunities (CCHRO) and in the Equal Employment Opportunities Commission. The Company filed its Answer and Position Statement, disclaiming any liability relating to age discrimination, on November 5, 1998. On August 2, 1999 the parties executed a settlement agreement which included the mutual release of any and all outstanding claims/obligations. The effect of the settlement was not material to the financial position or results of operations of the Company.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 19, 1999, the following proposals were adopted by the vote specified below:

                                                             Against or
            Proposal                         For              Withheld             Abstain
1.   Election of Class III
     Directors:
     Samuel L. Jacob                       14,484,084              -                   -
     Peter L. Masanotti                    14,484,084              -                   -

2.   Ratification of Ernst &               15,351,067          1,466               3,020
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

                     International Telecommunication
                           Data Systems, Inc.
          ------------------------------------------------------
                              (Registrant)


       By                 Michael P. Neuscheler
          ------------------------------------------------------

          (Chief Financial Officer and Duly Authorized Officer)


     Date                    August 11, 1999
          ------------------------------------------------------

EXHIBITS


The exhibits filed as part of this report on Form 10-Q are as follows:

EXHIBIT
NUMBER                DESCRIPTION
----------------------------------------------------------------------------
  +10       Employment Agreement between the Registrant and Michael P. Neuscheler, dated as of May 19, 1999
   27.1     Financial Data Schedule
----------------------------------------------------------------------------
   +    Management contract or compensatory plan.