Form 10-Q
period 1999-09-30
INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS INC
filed 1999-11-15
CIK 867889

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________



                         COMMISSION FILE NUMBER 0-21519

               INTERNATIONAL TELECOMMUNICATION DATA SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                                               06-1295986
--------------------------------------------------------------     -------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. employer identification no.)

             225 High Ridge Road, Stamford, CT                                    06905
--------------------------------------------------------------     -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at November 1, 1999
   -----------------------------------       ----------------------------------
       Common Stock, $.01 par value                     17,321,063

               International Telecommunication Data Systems, Inc.
                                and Subsidiaries

                                    Form 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION                                                 PAGE NO.

Item 1. Financial Statements (unaudited)

   Consolidated balance sheets--September 30, 1999 and December 31, 1998...........1

   Consolidated statements of operations--three months and nine months ended
     September 30, 1999 and 1998...................................................3

   Consolidated statements of cash flows--nine months ended
     September 30, 1999 and 1998...................................................4

   Notes to consolidated financial statements......................................5

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Certain Factors That May Affect Future Results..........8

Item 3. Quantitative and Qualitative Disclosures About Market Risk................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................13

Item 4.  Submission of Matters to a Vote of Security Holders......................13

Item 6.  Exhibits and Reports on Form 8-K.........................................13

         Signatures...............................................................14


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


       International Telecommunication Data Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)



                                                                                      September 30,    December 31,
                                                                                          1999              1998
                                                                                   ---------------------------------
                                                                                       (UNAUDITED)       (SEE NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $44,155           $40,735
   Accounts receivable, net of allowances for doubtful accounts of $2,259 and
     $2,362, respectively                                                                 41,655            34,713
   Prepaid expenses and other current assets                                               3,994             1,843
   Deferred income taxes                                                                   1,082               840
                                                                                   ---------------------------------
Total current assets                                                                      90,886            78,131

Property and equipment
   Computers, including leased property under capital leases of $1,150 in 1999
     and 1998                                                                             11,565             9,506
   Furniture and fixtures                                                                  2,578             2,005
   Equipment, including leased property under capital leases of $54 in 1999 and
     1998                                                                                    608               706
   Leasehold improvements                                                                  1,767               970
                                                                                   ---------------------------------
                                                                                          16,518            13,187
   Less: accumulated depreciation and amortization                                         8,016             5,450
                                                                                   ---------------------------------
                                                                                           8,502             7,737
Other assets:
   Goodwill - net of accumulated amortization of $5,603 and $3,010, respectively          45,664            42,249
   Product development costs-at cost, net of accumulated amortization of $10,385
     and $5,810 respectively                                                              23,316            22,511
   Deferred income taxes                                                                   2,945             4,138
   Other                                                                                   2,083               390
                                                                                   ---------------------------------
                                                                                          74,008            69,288
                                                                                   ---------------------------------
Total assets                                                                            $173,396          $155,156
                                                                                   =================================


SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)





                                                                                   September 30,      December 31,
                                                                                       1999               1998
                                                                                ------------------------------------
                                                                                    (UNAUDITED)        (SEE NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                    $12,726           $10,921
   Accrued expenses and income taxes payable                                             4,239             2,919
   Accrued compensation                                                                  3,036             3,026
   Customer advances and deferred revenue                                                6,671             3,862
   Current maturities of capital lease obligations                                          12                74
   Other                                                                                     -               504
                                                                                ------------------------------------
Total current liabilities                                                               26,684            21,306

Capital lease obligations                                                                   17                25


STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value; 40,000,000 shares authorized, 17,498,063 and
     17,313,231 shares issued at September 30, 1999 and December 31, 1998,
     respectively                                                                          175               173
   Treasury stock, 177,000 shares at September 30, 1999, at cost                        (1,931)                -
   Additional paid-in capital                                                          143,718           141,662
   Retained earnings (deficit)                                                           4,754            (7,952)
   Unearned compensation                                                                   (21)              (58)
                                                                                ------------------------------------
Total stockholders' equity                                                             146,695           133,825
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                            $173,396          $155,156
                                                                                ====================================




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

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                      Three months ended        Nine months ended
                                                                        September 30,             September 30,
                                                                    1999            1998       1999         1998
                                                                ----------------------------------------------------

Revenue                                                             $ 37,266     $ 28,832   $ 105,889     $ 82,198
Costs and expenses:
   Operating expenses                                                 14,538       10,789      40,638       31,571
   General, administrative and selling expenses                        5,815        5,177      17,238       15,138
   Depreciation and amortization                                       3,544        2,795       9,987        7,903
   Systems development and programming costs                           6,211        4,068      17,099       11,386
   Merger related costs                                                1,163            -       1,163            -
   Personnel and indirect acquisition costs                                -            -           -        4,713
   In-process research and development                                     -            -           -       20,800
                                                                ----------------------------------------------------
                                                                      31,271       22,829      86,125       91,511
                                                                ----------------------------------------------------
Operating income (loss)                                                5,995        6,003      19,764       (9,313)

Foreign currency loss                                                    (41)           -        (341)           -
Other income                                                             639          524       1,552          952
Interest expense                                                         (32)         (47)        (85)      (2,696)
                                                                ----------------------------------------------------

Income (loss) before income tax expense (benefit) and                  6,561        6,480      20,890      (11,057)
   extraordinary item
Income tax expense (benefit)                                           2,569        2,603       8,184       (3,861)
                                                                ----------------------------------------------------
Income (loss) before extraordinary item                                3,992        3,877      12,706       (7,196)

Extraordinary loss (net of $562 tax benefit)                               -            -           -         (826)
                                                                ----------------------------------------------------
Net Income (loss)                                                   $  3,992     $  3,877   $  12,706    $  (8,022)
                                                                ====================================================

Income (loss) per common share - basic:
Income (loss) before extraordinary item                             $   0.23     $   0.22   $    0.73    $   (0.48)
Extraordinary loss                                                        -            -           -         (0.05)
                                                                ----------------------------------------------------
Net Income (loss)                                                   $   0.23     $   0.22   $    0.73    $   (0.53)
                                                                ====================================================
Shares used in computing basic income (loss) per common share         17,326       17,253      17,318       15,038

Income (loss) per common share - diluted:
Income (loss) before extraordinary item                             $   0.23     $   0.21   $    0.72    $   (0.48)
Extraordinary loss                                                        -            -           -         (0.05)
                                                                ----------------------------------------------------
Net Income (loss)                                                   $   0.23     $   0.21   $    0.72    $   (0.53)
                                                                ====================================================
Shares used in computing diluted income (loss) per common share       17,444       18,205      17,599       15,038


SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1999              1998
                                                                                  -----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                     $  12,706         $  (8,022)
Adjustments to reconcile net income (loss) before extraordinary loss to net cash provided by operating activities:
    Write off of in-process research and development                                          -            20,800
    Depreciation and amortization                                                         9,987             8,004
    Deferred income taxes                                                                   952            (7,064)
    Amortization of unearned compensation                                                    37               161
    Change in operating assets and liabilities:
      Accounts receivable                                                                (6,941)          (16,326)
      Prepaid expenses                                                                   (2,152)              (96)
      Customer advances and deferred revenue                                              2,809             1,601
      Accounts payable, accrued expenses and accrued compensation                         2,631             5,561
      Other assets and liabilities, net                                                      45             2,353
                                                                                  -----------------------------------
Net cash provided by operating activities                                                20,074             6,972

INVESTING ACTIVITIES
Capital expenditures                                                                     (3,331)           (2,709)
Investment in software/business alliance                                                 (2,000)                -
Purchase of Intelicom                                                                    (6,000)          (73,832)
Product development costs                                                                (5,380)           (5,295)
                                                                                  -----------------------------------
Net cash used for investing activities                                                  (16,711)          (81,836)

FINANCING ACTIVITIES
Principal payment of long-term debt                                                         (70)          (70,177)
Proceeds from long term debt                                                                  -            70,000
Treasury stock                                                                           (1,931)                -
Proceeds from sale of common stock                                                        1,716            84,817
Financing fee related to acquisition                                                          -            (1,483)
Tax benefit associated with stock options                                                   342             1,666
                                                                                  -----------------------------------
Net cash provided by financing activities                                                    57            84,823

Net increase in cash and cash equivalents                                                 3,420             9,959
Cash and cash equivalents at beginning of period                                         40,735            28,967
                                                                                  -----------------------------------
Cash and cash equivalents at end of period                                             $ 44,155         $  38,926
                                                                                  ===================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                               $     85         $   2,695
Cash paid during the period for taxes                                                  $  5,790         $   1,220

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


SEE NOTES TO FINANCIAL STATEMENTS.

       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the International Telecommunication Data Systems, Inc. (the "Company" or "ITDS") Annual Report on Form 10K for the year ended December 31, 1998.

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

COMPREHENSIVE INCOME

For the three and nine months ended September 30,1999 and 1998, the Company had no other comprehensive income.

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


                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                         September 30
                                                 ------------------------------------ ------------------------------------
                                                       1999               1998               1999              1998
                                                 ------------------ ----------------- ------------------- ----------------
                                                                   In thousands, except per share data
BASIC:
Net income (loss)                                     $ 3,992           $ 3,877            $ 12,706          $ (8,022)
                                                 ================== ================= =================== ================
Average shares outstanding                             17,326            17,253              17,318            15,038
                                                 ================== ================= =================== ================

Income (loss) before extraordinary item               $  0.23           $  0.21            $   0.73          $  (0.48)
Extraordinary loss                                          -                -                    -             (0.05)
                                                 ------------------ ----------------- ------------------- ----------------
Net Income (loss)                                     $  0.23           $  0.21            $   0.73          $  (0.53)
                                                 ================== ================= =================== ================

DILUTED:
Net income (loss)                                     $ 3,992           $ 3,877            $ 12,706          $ (8,022)
                                                 ================== ================= =================== ================

Average shares outstanding                             17,326            17,253              17,318            15,038




Net effect of dilutive stock options-based  on                 118               952                 281                -
the treasury stock method
                                                            -------          --------           --------         ---------
Totals                                                       17,444           18,205              17,599           15,038
                                                            -------          --------           --------         ---------
                                                            -------          --------           --------         ---------
Income (loss) before extraordinary item                     $  0.23           $ 0.21              $ 0.72          $ (0.48)
Extraordinary loss                                                -                -                   -            (0.05)
                                                            -------          --------           --------         ---------
Net Income (loss)                                           $  0.23           $ 0.21              $ 0.72          $ (0.53)
                                                            -------          --------           --------         ---------
                                                            -------          --------           --------         ---------



       International Telecommunication Data Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


5. OFFICER, DIRECTOR AND EMPLOYEE LOANS

For the period ended September 30, 1999 and December 31, 1998, prepaid expenses and other current assets and other long-term assets included loans and advances to certain officers, directors and employees of the Company, of approximately $560,913 and $374,750, respectively.


6. RECENT DEVELOPMENTS

On September 3, 1999, the Company entered into an agreement with Amdocs, Ltd. pursuant to which Amdocs, Ltd. will acquire all of the outstanding shares of ITDS in a stock-for-stock merger transaction. Amdocs, Ltd. will account for this transaction under the purchase method of accounting. In the merger, each ITDS common share will be exchanged for a number of Amdocs, Ltd. ordinary shares equal to $10.50 divided by the trading value of an Amdocs, Ltd. ordinary share so long as the trading value of an Amdocs, Ltd. ordinary share is between $22.81 and $28.25. The trading value will be determined by taking the average of the closing prices for an Amdocs, Ltd. ordinary share over the ten trading days ending two business days before the closing date. In no event will the exchange ratio be less than 0.3717 or more than 0.4603. Closing of the merger is subject to the approval of ITDS' shareholders, as well as certain other customary closing conditions.

7. LEGAL PROCEEDINGS

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

The Company capitalizes software development costs incurred in the development of software used in its product and service line only after establishing commercial and technical viability and ceases capitalizing such costs when the product is available for general release. The capitalized costs include salaries, related payroll costs and consultant costs incurred in the development activities. Software development costs are carried at cost less accumulated amortization. Amortization is computed by using the greater of the amount that results from applying the ratio of current revenue for the product over total revenue for the product or the straight-line method over the remaining useful life of the product. Generally, such deferred costs are amortized over five years.

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

RECENT DEVELOPMENTS

On September 3, 1999, the Company entered into an agreement with Amdocs, Ltd. pursuant to which Amdocs, Ltd. will acquire all of the outstanding shares of ITDS in a stock-for-stock merger transaction. Amdocs, Ltd. will account for this transaction under the purchase method of accounting. In the merger, each ITDS common share will be exchanged for a number of Amdocs, Ltd. ordinary shares equal to $10.50 divided by the trading value of an Amdocs, Ltd. ordinary share so long as the trading value of an Amdocs, Ltd. ordinary share is between $22.81 and $28.25. The trading value will be determined by taking the average of the closing prices for an Amdocs, Ltd. ordinary share over the ten trading days ending two business days before the closing date. In no event will the exchange ratio be less than 0.3717 or more than 0.4603. Closing of the merger is subject to the approval of ITDS' shareholders, as well as certain other customary closing conditions.

Amdocs, Ltd. is a leading provider of product-driven information system solutions to major telecommunications companies in North America, Europe and around the world. Amdocs, Ltd. business support systems consist of families of products designed to meet the mission-critical needs of specific market sectors and provide integrated, comprehensive customer care and billing systems for wireline and wireless network operators and service providers. Amdocs, Ltd. also provides customer care and billing systems to companies that offer multiple service packages, commonly referred to as convergent services, such as local, long distance, international, data, internet, voice over internet protocol, cellular, personal communication services and paging. In addition, Amdocs, Ltd. provides a full-range of directory sales and publishing systems to publishers of both traditional printed yellow page and white page directories and internet directories. To obtain additional information regarding Amdocs, Ltd. acquisition of ITDS please refer to Amdocs, Ltd. F-4 filing with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

REVENUE

The Company reported that revenue for the quarter ended September 30, 1999 increased 29.3% from $28.8 million in 1998 to a record $37.3 million in 1999. For the nine month period, revenue increased 28.8% from $82.2 million in 1998 to $105.9 million in 1999. This increase is due primarily to the growth of recurring revenue from existing customers and an increase in development revenue. The subscriber base of our customers increased by approximately 2.6 million subscribers, or 39%, from 6.6 million in the third quarter 1998 to
9.2 million at September 30, 1999.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 1999 increased 34.8% from $10.8 million in 1998 to $14.5 million in 1999. For the nine month period, operating expenses increased 28.7% from $31.6 million in 1998 to $40.6 million in 1999. These increases are primarily due to an increase in the fixed cost structure relating to additional mainframe capacity.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

General, administrative and selling expenses for the three months ended September 30, 1999 increased 12.3% from $5.2 million in 1998 to $5.8 million in 1999. As a percentage of revenue, general, administrative and selling expenses decreased from 18.0% for the three months ended September 30, 1998 to 15.6% for the comparable period in 1999. While revenues increased approximately $8.4 million during the three month period ended September 30, 1999 as compared to the three month period ended September 30, 1998, general, administrative and selling expense increased at a lower percentage. These increases are primarily due to increases in salaries and employee related expenses resulting from staff increases.

General, administrative and selling expenses for the nine months ended September 30, 1999 increased 13.9% from $15.1 million in 1998 to $17.2 million in 1999. As a percentage of revenue, general, administrative and selling expenses decreased from 18.4% for the nine months ended September 30, 1998 to 16.3% for the comparable period in 1999. While revenues increased approximately $23.7 million during the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998, general, administrative and selling expense increased at a lower percentage. These increases are primarily due to increases in salaries and employee related expenses resulting from staff increases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended September 30, 1999 increased 26.8% from $2.8 million in 1998 to $3.5 million in 1999. For the nine month period, depreciation and amortization increased 26.4% from $7.9 million in 1998 to $10 million in 1999. These increases are primarily due to the amortization of the additional cash payment of $6 million in connection with the acquisition of Intelicom and the purchase of Novazen software license.

SYSTEMS DEVELOPMENT AND PROGRAMMING COSTS

Systems development and programming costs for the three months ended September 30, 1999 increased 52.7% from $4.1 million in 1998 to $6.2 million in 1999. For the nine month period, systems development and programming costs increased 50.2% from $11.4 million in 1998 to $17.1 million in 1999. As a percentage of revenue, system development and programming costs increased from 14.1% for the three month period ended 1998 to 16.7% for the comparable period in 1999 and for the nine month period, system development and programming costs increased from 13.9% in 1998 to 16.1% for the comparable period in 1999. These increases are due to headcount increases in both employees and consultants due to increased programming support required to support our customers' growth and additional expenses incurred as a result of further development of new products.

OTHER INCOME

Other income for the three months ended September 30, 1999 increased 22% from $524,000 in 1998 to $639,000 in 1999. For the nine month period, other income increased 63% from $952,000 in 1998 to $1,552,000 in 1999. The increase is mainly due to an increase in investment income caused by a higher level of cash and cash equivalents in 1999 as compared to 1998. The higher levels of cash were the result of the June 3, 1998 follow-on offering.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1999 decreased 31.9% from $47,000 in 1998 to $32,000 in 1999. For the nine month period, interest income decreased 96.9% from $2.7 million in 1998 to $85,000 in 1999. The decrease is primarily a result of the $70 million term loan, which was retired on June 8, 1998.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 1999 increased from a tax benefit of $3.9 million in 1998 to a tax expense of $8.2 million in 1999. The Company's effective tax rate increased to a charge of 39.2% from a benefit of 34.9% in 1998 primarily due to the tax benefit anticipated from nonrecurring costs associated with the acquisition of Intelicom in the nine month period ended September 30, 1998.

EARNINGS PER SHARE

Net earnings for the third quarter of 1999, excluding $1.2 million of charges specifically related to the Company's pending merger with Amdocs, Ltd. were $4.7 million or $.27 per diluted share, compared to earnings for the third quarter of 1998 of $3.9 million, or $.21 per diluted share. The diluted weighed average number of shares outstanding for the three month period ended in 1999 and 1998 were 17.4 million and 18.2 million, respectively. Net earnings for the nine months ended September 30, 1999, excluding $1.2 million of charges specifically related to the Company's pending merger with

Amdocs, Ltd. were $13.4 million or $.76 per diluted share. For the nine months ended September 30, 1998 excluding special charges of $25.5 million ($15.8 million after tax) in nonrecurring, in-process R&D and personnel and indirect acquisition costs associated with the Intelicom Acquisition, earnings were $8.6 million or $.54 per pro forma diluted share. The diluted weighted average number of common shares outstanding for the nine month period ended in 1999 and 1998 were 17.6 million and 15.9 million, respectively.

Net earnings reported for the third quarter of 1999 were $4.0 million, or $.23 per diluted share, compared to earnings for the third quarter of 1998 of $3.9 million, or $.21 per diluted share. Net earnings reported for the nine months ended September 30, 1999 were $12.7 million, or $.72 per diluted share, compared to a loss for the nine months ended September 30, 1998 of $8.0 million, or $.53 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through placements of debt and equity securities, cash generated from operations and equipment financing leases.

As of September 30, 1999, the Company had $44.2 million in cash and cash equivalents, $41.7 million in net trade accounts receivable and $64.2 million in working capital.

For the nine months ended September 30, 1999, the Company generated $20.1 million in cash from operating activities and had net cash provided of $.1 million from financing activities primarily from the sale of common stock through the exercise of stock options offset by the purchase of treasury stock. Investing activities used approximately $16.7 in funds by spending $2 million for the investment in Novazen and the related software license, $3.3 million for capital expenditures, $6 million in connection with the Intelicom purchase and applying $5.4 million to product development costs.

For the period ended September 30, 1998, the Company generated cash of $8.6 million from operating activities. The increase in accounts receivable includes the build up of Intelicom receivables ($14 million) which were retained by CSC at the time of the acquisition. Had the receivables been included in the acquired assets, cash provided by operations would have been $22.6 million and cash used for investing activities would have been $95.8 million for the period ended September 30, 1998.

The Company has a $30 million unused line of credit available to fund future operations. The credit agreement contains normal covenants including meeting certain financial ratios. This agreement requires the Company to pay interest at LIBOR plus up to two and one quarter percent and expires on December 31, 2002.

On March 24, 1999, the Board of Directors approved a stock buy-back program of up to $10 million. The purchased shares will be used for the Company's stock incentive plans, employee stock purchase plan and other corporate purposes. The Board of Directors suspended this plan on August 18, 1999 due to discussions with potential merger candidates. As of the date of suspension, the company had repurchased 177,000 shares of stock, which are currently held in treasury.

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

         (IV) Validation - testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and

         (V) Implementation - installation, integration and application of Year 2000 ready resolutions by replacement, upgrade, or repair of Information Technology systems, including those of material third parties

The Company is performing its Year 2000 analysis on both the front-end of its systems, which are located at its customers' sites, and the back-end of its systems, which are located at the Company's facilities. As of November 1, 1999, the awareness, assessment, renovation and validation phases of all of the Company's systems were completed in their entirety. With respect to the front-end portion of the systems, the Year 2000 Task Force expects to be completed with all five phases of Year 2000 readiness by November 30, 1999. Upgrades and replacements will have been provided to all Company's customers, however, there can be no assurance that customers will accept and install the upgrades and replacements in a timely manner. With respect to the back-end portion of the Company's systems, all five phases of Year 2000 readiness are complete.

The contingency plan is scheduled to be completed in November 1999. The Company will perform testing on all subsequent upgrades of software upgrades of software deemed Year 2000 compliant to ensure continued readiness.

In addition to internally generated systems, the Company relies on third parties for its infrastructure, operating systems, human resources, financial, and supporting billing and customer care software, some of which are not yet Year 2000 ready. The Company is in the process of obtaining assurances from third parties that their systems are or will by Year 2000 ready in a timely manner.

While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions by the previously stated time frame, there can be no certainty that implementation of solutions will be made in a timely manner until the validation phase has been completed. The inability to address all issues in a timely and successful manner could have a material adverse effect on the Company's business and results of operations. The failure of third parties to provide Year 2000 compliant software products could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, failure to accurately report and bill existing subscribers for phone usage, accept new orders, activate new subscribers, and the ability to perform other customer care tasks.

Based on information developed to date as a result of the Task Force assessment efforts, management believes that the costs of becoming Year 2000 ready will be approximately $4.4 million. Through September 30, 1999, the Company has incurred $4.2 million toward this effort. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its domestic and international operations as a result of implementing the Company's Year 2000 compliance efforts.

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

The Company's quarterly operating results may fluctuate from quarter to quarter depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff and consultants, new product development and other expenses, introduction of new products by competitors, pricing pressures, contract renewals/terminations, the evolving and unpredictable nature of the markets in which the Company's products and services are sold, the need to use independent consultants to supplement the Company's staff to meet customer deadlines, and general economic conditions.

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

To obtain additional information regarding business risks refer to "Factors Affecting Future Operating Results" contained in the Company's form 8-K filed with the Securities and Exchange Commission on October 26, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 1999, the Company does not have any derivatives, debt or hedges outstanding. In addition, because the Company's foreign operations are minimal, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

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


                     International Telecommunication
                           Data Systems, Inc.
          ------------------------------------------------------
                              (Registrant)


       By                 Michael P. Neuscheler
          ------------------------------------------------------

                        (Chief Financial Officer and Duly
                              Authorized Officer)


     Date                   November 15, 1999
          ------------------------------------------------------

EXHIBITS

The exhibits filed as part of this report on Form 10-Q are as follows:

EXHIBIT
NUMBER                DESCRIPTION

 2.1 Agreement and Plan of Merger among Amdocs Limited, Ivan Acquisition Corp. and International Telecommunication Data Systems, Inc. dated as of September 3, 1999.

27.1                  Financial data schedule for the quarter ended
                      September 30, 1999.